Form 10QSB
period 2003-06-30
MILLSTREAM ACQUISITION CORP
filed 2003-10-08
CIK 1233426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

|X|      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003


| |      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                  to


                        Commission file number 000-50348
                                               ---------

                       MILLSTREAM ACQUISITION CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                               06-1688360
        (State of Incorporation)            (I.R.S. Employer Identification No.)

      435 Devon Park Drive, Bldg. 400                   (610) 293-2511
         Wayne, Pennsylvania 19087               (Issuer's Telephone Number,
 (Address of Principal Executive Offices)            Including Area Code)




      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,775,000 as of September 30, 2003

      Transitional small business disclosure format.  Yes     | |  No |X|


                        MILLSTREAM ACQUISTION CORPORATION
                    (a corporation in the development stage)

                                FORM 10-QSB INDEX
                                                                                                                  Page No.
                                                                                                                 -----------

Part I.        FINANCIAL INFORMATION:

               Item 1 - Financial Statements (Unaudited)

                        Balance Sheet at June 30, 2003                                                                  2

                        Statement of Cash Flows for the Period from April 11, 2003 (inception) to
                        June 30, 2003                                                                                   3

                        Notes to Unaudited Financial Statements                                                         4

               Item 2 - Management's Discussion and Analysis or Plan of Operations                                      7

               Item 3 - Controls and Procedures                                                                         8


Part II.       OTHER INFORMATION:

               Item 2 - Changes in Securities and Use of Proceeds                                                       8

               Item 6 - Exhibits and Reports on Form 8-K                                                                9

               Signature Page                                                                                          10



                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                            BALANCE SHEET (UNAUDITED)


                                                                                            June 30,
                                                                                              2003
                                                                                        -----------------
ASSETS
Current assets, cash                                                                   $          23,477
Other assets, deferred costs associated with initial public offering                             118,046
                                                                                        -----------------
   Total assets                                                                        $         141,523
                                                                                        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilitites:
   Note payable, stockholder                                                           $          35,000
   Accrued expenses                                                                               81,484
                                                                                        -----------------
   Total current liabilities                                                                     116,484

Commitment

Stockholders' equity:
   Preferred stock, $.0001 par value, authorized 1,000,000 shares;                                     -
      none issued
   Common stock, $.0001 par value, authorized 20,000,000 shares; issued and
      outstanding 750,000 shares                                                                      75
   Additional paid-in capital                                                                     24,964
                                                                                        -----------------
     Total stockholders' equity                                                                   25,039
                                                                                        -----------------

     Total liabilities and stockholders' equity                                        $         141,523
                                                                                        =================

            See accompanying notes to unaudited financial statements.


                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                       STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                               April 11, 2003
                                                                                               (inception) to
                                                                                               June 30, 2003
                                                                                            -------------------
Cash flows from financing activities:
Proceeds from note payable, stockholder                                                    $             35,000
Proceeds from sale of 750,000 shares of common stock to initial stockholders at an
     average of $.0334 per share                                                                         25,039
Costs associated with initial public offering                                                           (36,562)

                                                                                            --------------------
      Net cash provided by financing activities                                                          23,477
                                                                                            --------------------

Cash at beginning of period                                                                                   -
                                                                                            --------------------
Cash at end of period                                                                      $             23,477
                                                                                            ====================




            See accompanying notes to unaudited financial statements.

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  Basis of Presentation

The  financial  statements  are unaudited and include the accounts of Millstream
Acquisition   Corporation  (a  corporation  in  the  development   stage)  ("the
Company").

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2003 and its cash flows for the period from April 11, 2003 (inception) through June 30, 2003. As of June 30, 2003, the Company had not yet commenced any operations and, accordingly, a statement of operations has not been presented. All activity through June 30, 2003 relates to the Company's formation and preparation of its initial public offering ("the Offering"). The Company has selected December 31 as its fiscal year end.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

2.  Organization and Business Operations

The Company was incorporated in Delaware on April 11, 2003 as a blank check company whose objective is to acquire an operating business in an industry not yet determined. The Company's initial stockholders purchased 750,000 common shares, $.0001 par value, for $25,039 on April 14, 2003.

The Company's ability to commence operations is contingent upon obtaining adequate financial resources through its Offering, which is discussed in Note 3 and Note 7. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business in an industry yet to be determined ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, at least ninety percent (90%) of the net proceeds, after payment of certain amounts to the underwriter, will be held in a trust account ("Trust Fund") and invested in government securities until the earlier of (i) the consummation of the Company's first Business Combination or
(ii) liquidation of the Company. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 750,000 shares of common stock in accordance with the vote of the majority of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of the Company's first Business Combination, all of these voting safeguards will no longer be applicable.

With respect to the first Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)


2.  Organization and Business Operations (continued)

entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders.

The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

3.  Initial Public Offering

The Offering calls for the Company to offer for public sale up to 4,025,000 units ("Units"), including 525,000 Units that may be issued upon exercise of the underwriters' over-allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Offering and expiring four years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

4.  Note Payable, Stockholder

The Company issued a $35,000 unsecured promissory note to a stockholder on April 28, 2003. The note is non-interest bearing and is payable on the earlier of May 1, 2004 or the consummation of the Offering.

5.  Commitment

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)

6.  Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7.  Subsequent Events

On August 28, 2003, the Company consummated the Offering. The Company sold 4,025,000 Units in the Offering, including 525,000 Units issued upon exercise of the underwriters' over-allotment option. The Units were sold at an offering price of $6.00 per Unit, generating gross proceeds of $24,150,000. The Company's net proceeds of $21,636,782 after underwriting and related offering costs, but before $204,185 of additional costs in connection with the Offering, includes $20,685,000 deposited in the Trust Fund (Note 2). The Company issued audited financial statements dated as of August 28, 2003 reflecting receipt of the proceeds of the Offering. These audited financial statements have been included in the Current Report on Form 8-K filed on August 28, 2003.

Separate trading of the Common Stock and Warrants underlying the Company's Units commenced on September 2, 2003.

The Note Payable, Stockholder (Note 4) was repaid in September 2003.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed on April 11, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business that we believe has significant growth potential. We intend to utilize the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our initial public offering.

We consummated our initial public offering on August 28, 2003. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $24,150,000. After deducting offering expenses of approximately $1,027,500 including $724,500 evidencing the underwriters' non-accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of approximately $1,690,500, net proceeds were approximately $21,432,000. Of this amount, $20,685,000 is held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $177,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to 400 Building LLC ($7,500 per month for two years), $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $300,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $264,000 for director and officer liability insurance premiums (for two years). We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if it is required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

We are obligated, commencing September 1, 2003, to pay to 400 Building LLC, an affiliate of Arthur Spector, our chairman of the board, chief executive officer and president, a monthly fee of $7,500 for general and administrative services. In addition, on April 28, 2003, Mr. Spector advanced $35,000 to us, on a non-interest bearing basis, for payment on our behalf of offering expenses. This loan was repaid in September 2003 out of proceeds of our initial public offering.


                        ITEM 3 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As we were formed in April 2003 and did not commence operations as of June 30, 2003, we were in the process of implementing our internal control over financial reporting during the quarter covered by this report.



                           PART II - OTHER INFORMATION

               ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 28, 2003, we closed our initial public offering of 3,500,000 Units, with each Unit consisting of one share of our common stock and warrants to purchase two shares of our common stock at an exercise price of $5.00 per share. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-105388). The Securities and Exchange Commission declared the registration statement effective on August 25, 2003.

On August 26, 2003, the underwriters exercised their over-allotment option to purchase 525,000 Units at the initial public offering price of $6.00 per share. With the over-allotment option, the aggregate initial offering proceeds totaled $24,150,000.

We paid a total of $1,690,500 in underwriting discounts and commissions, and approximately $1,027,500 has been or will be paid for costs and expenses related to the offering, including $724,500 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,432,000, of which $20,685,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through September 30, 2003, we have used approximately $270,000 of these available net proceeds to pay approximately $95,500 in accrued expenses related to our initial public offering, to repay a $35,000 loan made to us by our chief executive officer, to pay a $7,500 administrative fee to an affiliate of our chief executive officer for the use of office space and support staff, and to pay $132,000 in Directors and Officers' insurance premiums.


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)  REPORTS ON FORM 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             MILLSTREAM ACQUISITION CORPORATION
                                             By: /s/ Arthur Spector
                                             ----------------------
                                             Arthur Spector
                                             Chairman, President and Chief
                                             Executive Officer


Date:  October 8, 2003