Form 10QSB
period 2003-09-30
MILLSTREAM ACQUISITION CORP
filed 2003-11-12
CIK 1233426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



      Indicate by check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes |X| No |_| (2) Yes |_| No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,775,000 as of October 31, 2003

      Transitional small business disclosure format.   Yes  |_|  No |X|



                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                                FORM 10-QSB INDEX


                                                                                                                  Page No.
                                                                                                                 -----------
Part I.        FINANCIAL INFORMATION:

               Item 1 - Financial Statements (Unaudited)

                        Balance Sheet at September 30, 2003
                                                                                                                        2

                        Statement of Operations for the Period from April 11, 2003 (inception) to
                        September 30, 2003 and for the Quarter Ended September 30, 2003                                 3

                        Statement of Cash Flows for the Period April 11, 2003 (inception) to September
                        30, 2003                                                                                        4

                        Notes to Unaudited Consolidated Financial Statements                                            5

               Item 2 - Management's Discussion and Analysis or Plan of Operations                                      8

               Item 3 - Controls and Procedures                                                                         9


Part II.       OTHER INFORMATION:

               Item 2 - Change in Securities and Use of Proceeds                                                        9

               Item 6 - Exhibits and Reports on Form 8-K                                                               10

               Signature Page                                                                                          12




                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)


                            BALANCE SHEET (UNAUDITED)


                                                                                         September 30,
                                                                                             2003
                                                                                       ------------------
ASSETS
Cash                                                                                       $     704,235
Cash in trust fund                                                                            20,685,000
Accrued interest receivable, trust fund                                                           10,678
Prepaid expenses                                                                                 124,832
                                                                                       ------------------
     Total assets                                                                          $  21,524,745
                                                                                       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                        $      11,609
   Accrued initial public offering expenses                                                       75,780
                                                                                       ------------------
     Total current liabilities                                                                    87,389
                                                                                       ------------------

Common stock, subject to possible redemption, 804,598 shares at conversion
   value                                                                                       4,103,450

Commitment

Stockholders' Equity:
   Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued -
   Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding 3,970,402 shares, net of 804,598 shares subject to possible
      redemption                                                                                     397
   Additional paid-in capital                                                                 17,353,791
   Accumulated deficit                                                                           (20,282)
                                                                                       ------------------
     Total stockholders' equity                                                               17,333,906
                                                                                       ------------------

     Total liabilities and stockholders' equity                                            $  21,524,745
                                                                                       ==================


            See accompanying notes to unaudited financial statements.

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)



                       STATEMENT OF OPERATIONS (UNAUDITED)


                                                            April 11, 2003
                                                            (inception) to
                                                             September 30,
                                                           2003 and Quarter
                                                            ended September
                                                               30, 2003
                                                           ------------------


 General and administrative expenses                             $    30,960
                                                           ------------------

   Operating loss                                                    (30,960)

Other income:
   Interest income, trust fund                                        10,678
                                                           ------------------


   Net loss                                                      $   (20,282)
                                                           ==================




            See accompanying notes to unaudited financial statements.



                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                       STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                        April 11, 2003
                                                                                        (inception) to
                                                                                         September 30,
                                                                                             2003
                                                                                      --------------------
Cash flows from operating activities:
Net loss                                                                                     $    (20,282)
Adjustments to reconcile net loss to net cash used in operating activities:
   Change in operating assets and liabilities:
    Increase in accrued interest receivable                                                       (10,678)
    Increase in prepaid expenses                                                                 (124,832)
    Increase in accounts payable                                                                   11,609
                                                                                      --------------------
      Net cash used in operating activities                                                      (144,183)
                                                                                      --------------------

Cash flows from investing activities:
Cash in trust fund                                                                            (20,685,000)
                                                                                      --------------------
      Net cash used in investing activities                                                   (20,685,000)
                                                                                      --------------------

Cash flows from financing activities:
Proceeds from sale of shares of common stock to founding stockholders                              25,039
Proceeds from note payable, stockholder                                                            35,000
Repayment of note payable, stockholder                                                            (35,000)
Proceeds from public offering of 4,025,000 units, net of underwriting discount
   and offering expenses                                                                       21,508,379
                                                                                      --------------------
      Net cash provided by financing activities                                                21,533,418
                                                                                      --------------------

Net increase in cash                                                                              704,235
Cash at beginning of period                                                                             -
                                                                                      --------------------
Cash at end of period                                                                        $    704,235
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

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations and its cash flows for the period from April 11, 2003 (inception) through September 30, 2003. The Company commenced operations effective August 29, 2003. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. All activity through August 28, 2003 related to the Company's formation and preparation of its initial public offering ("the Offering"). The Company has selected December 31 as its fiscal year end.

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

The registration statement for the Offering was declared effective August 25, 2003. The Company consummated the Offering on August 28, 2003 and raised net proceeds of $21,432,599. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business in an industry yet to be determined ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. $20,685,000 of the net proceeds are being held in a trust account ("Trust Fund") and invested in government securities until the earlier of (i) the consummation of the Company's first Business Combination or (ii) liquidation of the Company. The Trust Fund indenture limits investments to U.S. government securities with maturities of 180 days or less. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)


2. Organization and Business Operations (continued)

With respect to the first Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible redemption in the balance sheet.

The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (see
Note 3).

3. Offering

The Company sold 4,025,000 units ("Units") in the Offering, which included all of the 525,000 Units subject to the underwriters' over-allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Offering and expiring four years from the date of the Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.00 per share, but otherwise have the same terms and conditions as the Warrants. Separate trading of the Common Stock and Warrants underlying the Company's Units commenced on September 2, 2003.

4. Note Payable, Stockholder

The Company issued a $35,000 unsecured promissory note to a stockholder on April 28, 2003. The note was non-interest bearing and was repaid in September 2003 with proceeds from the Offering.

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)


5.  Commitment

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing September 1, 2003.

6.  Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7.  Common Stock

The Company has 9,100,000 shares of common stock reserved for issuance upon exercise of the Warrants and the underwriters' option.

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

We consummated our initial public offering on August 28, 2003. Operations commenced August 29, 2003. Net loss of $20,282 reported for the quarter consists primarily of $11,000 expense for director and officer liability insurance, $7,500 expense for a monthly administrative services agreement, $9,341 for professional fees and $3,119 for other expenses. Interest income on the Trust Fund investment was $10,678.

Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $24,150,000. After deducting offering expenses of approximately $1,027,500, including $724,500 evidencing the underwriters' non-accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of approximately $1,690,500, net proceeds were approximately $21,432,000. Of this amount, $20,685,000 is held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $177,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to 400 Building LLC ($7,500 per month for two years), $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $300,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $264,000 for director and officer liability insurance premiums (for two years). We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if it is required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

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


                        ITEM 3 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit No.                          Description
----------     -----------------------------------------------------------------

        3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).

        3.2 By-laws (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).

        4.1 Specimen Common Stock Certificate (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 24, 2003).

        4.2 Specimen Warrant Certificate (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on June 27, 2003).

        4.3 Form of Unit Purchase Option to be granted to Representative (incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on August 1, 2003).

        4.4 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on July 28, 2003).

        4.5     Specimen  Unit   Certificate   (incorporated   by  reference  to
                Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 24, 2003).

        10.1 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arthur Spector (without schedules) (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).

        10.2 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Dr. Heinz C. Schimmelbusch (without schedules) (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).

        10.3 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and The Spector Family Trust (without schedules) (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).

        10.4 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and J. Brian O'Neill (without schedules) (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).

        10.5 Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of Robert E. Keith and Don K. Rice (without schedules) (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).

        10.6 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant (incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on July 28, 2003).

        10.7 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on July 28, 2003).

        10.8 Form of Letter Agreement between 400 Building LLC and Registrant regarding administrative support (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).

        10.9 Promissory Note dated April 28, 2003 in the principal amount of $35,000 issued to Arthur Spector (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).

        10.10 Warrant Purchase Agreement between Arthur Spector and EarlyBirdCapital, Inc. (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 24, 2003).

        10.11 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of Arthur Spector, Dr. Heinz C. Schimmelbusch, The Spector Family Trust, J. Brian O'Neill, Robert E. Keith, Jr. and Don K. Rice (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 24,
                2003).

        10.12 Registration Rights Agreement among the Registrant and the Investors (incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on July 21,
                2003).

        10.13 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert E. Keith, Jr. (without schedules) (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 24, 2003).

        10.14 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Don K. Rice (without schedules) (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 24, 2003).

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(b)  REPORTS ON FORM 8-K

Millstream Acquisition Corporation filed a current report on Form 8-K with the Securities and Exchange Commission on August 28, 2003 reporting the consummation of its initial public offering.

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MILLSTREAM ACQUISITION CORPORATION
                                        By: /s/ Arthur Spector
                                        ------------------------------
                                        Arthur Spector
                                        Chairman, President and Chief Executive
                                        Officer


Date:  November 12, 2003