Form 10KSB
period 2003-12-31
MILLSTREAM ACQUISITION CORP
filed 2004-02-13
CIK 1233426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003


     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from        to

                        Commission file number 000-50348
                                               ---------

                       MILLSTREAM ACQUISITION CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                  Delaware                        06-1688360
          (State of Incorporation)      (I.R.S. Employer Identification No.)

        435 Devon Park Drive, Bldg. 400                    (610) 293-2511
           Wayne, Pennsylvania 19087                (Issuer's Telephone Number,
    (Address of Principal Executive Offices)            Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:


                 Units consisting of one share of Common Stock,
                 ----------------------------------------------
                  par value $.0001 per share, and two Warrants
                  --------------------------------------------

                    Common Stock, par value $.0001 per share
                    ----------------------------------------

                   Warrants to purchase shares of Common Stock
                   -------------------------------------------
                                (Title of Class)

      Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year:  None

      State the aggregate market value of voting common stock held by non-affiliates of registrant based upon the average bid and asked sale price on February 4, 2004: $19,557,000

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,775,000 as of February 4, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

      Transitional small business disclosure format.   Yes  |_|  No |X|



                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                                FORM 10-KSB INDEX

                                                                                                                 Page No.
                                                                                                                 ---------
                                                         PART 1

               Item 1.   Description of Business.                                                                   1

               Item 2.   Description of Property.                                                                   13

               Item 3.    Legal Proceedings.                                                                        13

               Item 4.    Submission of Matters to a Vote of Security Holders.                                      13

                                                         PART II

               Item 5.  Market for Common Equity and Related Stockholder Matters.                                   14

               Item 6.   Plan of Operations.                                                                        15

               Item 7.   Financial Statements.                                                                      17

               Item 8.   Changes In and Disagreements With Accountants or Accounting and Financial
                          Disclosure.                                                                               27

               Item 8A. Controls and Procedures.                                                                    27

                                                        PART III

               Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With
                          Section 16(a) of the Exchange Act.                                                        27

               Item 10. Executive Compensation.                                                                     33

               Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related
                          Stockholder Matters.                                                                      33

               Item 12.  Certain Relationships and Related Transactions.                                            35

               Item 13.  Exhibits and Reports on Form 8-K.                                                          36

               Item 14.  Principal Accountant Fees and Services.                                                    38

               Signature Page                                                                                       40


               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-KSB and in our other Securities and Exchange Commission filings.

                                     PART I
Item 1.  Description of Business.

Introduction

     We are a blank check company formed to serve as a vehicle for the acquisition of a target business that we believe has significant growth potential. We were incorporated in Delaware on April 11, 2003. Our initial stockholders purchased 750,000 common shares, $.0001 par value, for $25,039 on April 14, 2003. The registration statement for our initial public offering ("the Offering") was declared effective August 25, 2003. We consummated the Offering on August 28, 2003 and raised net proceeds of $21,417,726.

     We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the Offering. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business combination. Our management has broad discretion with respect to the specific application of the net proceeds of the Offering and, as a result, the Offering was characterized as a blank check offering. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

     $20,685,000 of these net proceeds has been placed in a trust fund and invested in United States government securities. The funds held in the trust account will not be released until the earlier of the date on which we consummate a business combination or liquidate our assets.

Current trends

     As a result of the decline in the United States equity markets during the period from 2000 through 2002, many privately held companies have been shut off from the public marketplace. Additionally, as the economy slowed during this period, many companies were interested in divesting non-core assets and divisions and valuations of these assets and divisions have decreased significantly. Despite the recovery of the equity markets and the general economy in 2003, these factors still remain. Due to this economic environment, we believe that there are substantial opportunities to make attractive acquisitions and that, as a well-financed public entity possessing broad investment and acquisition expertise, we are well positioned to identify target acquisitions and to effect a business combination to take advantage of these current trends.

Effecting a business combination

     General

     Although substantially all of the net proceeds of the Offering are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, our stockholders do not have an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, a business combination may involve a company which may be financially unstable or in its early stages of development or growth.

     We have not identified a target business or target industry

     Our efforts in identifying a prospective target business will not be limited to a particular industry and we may ultimately acquire a business in any industry we deem appropriate. We intend to focus on various industries where changes in industrial technology provide particular opportunities for growth. Innovative industrial technologies have given small and medium-sized companies the ability not only to compete with larger organizations, but to leapfrog existing products, processes and services and establish new market leadership. We believe that companies with these types of innovations obtain a competitive edge and the opportunity for rapid and sustainable growth. Innovations of this nature occur frequently in chemicals and other material sciences, energy, medical products and manufacturing processes. While we have had preliminary discussions with several companies, we have not selected any target business or industry on which to concentrate our search for a business combination. While we intend to focus on target businesses in the United States, we are not limited to those entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

     Sources of target businesses

     We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors and their affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

     Selection of a target business and structuring of a business combination

     Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:


          o    financial condition and results of operation;

          o    growth potential;

          o experience and skill of management and availability of additional personnel;

          o    capital requirements;

          o    competitive position;

          o    stage of development of the products, processes or services;

          o degree of current or potential market acceptance of the products, processes or services;

          o proprietary features and degree of intellectual property or other protection of the products, processes or services;

          o    regulatory environment of the industry; and

          o    costs associated with effecting the business combination.

     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

     We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies' stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

     The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

     Fair Market Value of Target Business

     The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board of directors is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business does have sufficient fair market value.

     Probable lack of business diversification

     While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may

          o subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and


          o    result  in  our  dependency   upon  the   development  or  market
               acceptance of a single or limited number of products, processes or services.

     Limited ability to evaluate the target business' management

     Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business' management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our directors will have significant experience or knowledge relating to the operations of the particular target business.

     Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

     Opportunity for stockholder approval of business combination

     Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

     Our initial stockholders have agreed to vote their 750,000 shares of common stock in accordance with the vote of the majority of the public stockholders with respect to any business combination. This voting arrangement shall not apply to shares included in units purchased in the Offering or purchased following the Offering in the open market by any of our initial stockholders, officers and directors. We will proceed with the business combination only if the public stockholders, who own at least a majority of the shares of common stock sold in the Offering, vote in favor of the business combination and public stockholders owning less than 20% of the shares sold in this offering exercise their conversion rights.

     Conversion rights

     At the time we seek stockholder approval of any business combination, we will offer the public stockholders the right to have their shares of common stock converted to cash if they vote against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the number of shares sold in the Offering. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the stockholders' meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Any public stockholders who convert their stock into their share of the trust fund still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in this offering, exercise their conversion rights.

     Liquidation if no business combination

     If we do not complete a business combination within 18 months after the completion of the Offering (February 28, 2005), or within 24 months (August 28,
2005) if the extension criteria
described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the Offering. There will be no distribution from the trust fund with respect to our warrants.

     If we were to expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust fund, and without taking into account interest, if any, earned on the trust fund, the initial per-share liquidation price would be $5.10. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors, which could rank prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.10, plus interest, due to claims of creditors. If we liquidate prior to the consummation of a business combination, Arthur Spector, our chairman of the board, chief executive officer and president, and Dr. Heinz Schimmelbusch, a director of ours, will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the Offering not held in the trust account. We cannot assure you, however, that they would be able to satisfy those obligations.

     If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months (February 28, 2005) after the completion of the Offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months (August 28, 2005) in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the completion of the Offering, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

     Our public stockholders will be entitled to receive funds from the trust fund only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust fund.

Competition

     In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of the Offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.
Further:

          o our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

          o our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

          o our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

     Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

     If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, certain industries that experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

     We presently have two officers. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. Mr. Spector has devoted an average of approximately ten hours per week to our business and we expect him to continue to do so until we consummate a business combination. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks Related To Our Business

     In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with an extremely limited operating history and will be unable to generate any revenues until we complete a business combination.

     We are a development stage company with no revenues to date. Since we have an extremely limited operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination, our public stockholders may receive less than the purchase price per share that they paid for our securities upon distribution of the trust fund and our warrants will expire worthless.

     If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution may be less than the purchase price per share that they paid for our securities because of the expenses of the Offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than the purchase price per share that they paid for our securities.

     Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure our public shareholders that the per-share liquidation price will not be less than the purchase price per share that they paid for our securities, due to claims of creditors. If we liquidate before the completion of a business combination, Arthur Spector, our chairman of the board, chief executive officer and president, and Dr. Heinz C. Schimmelbusch, a director of ours, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that these individuals could satisfy those obligations.

Since we have not currently selected a particular industry or any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

     We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

     Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are authorized but unissued 6,125,000 shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to EarlyBirdCapital, Inc., the representative of the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this report to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock may:


          o    significantly reduce the equity interest of our stockholders;

          o likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

          o    adversely affect prevailing market prices for our common stock.

It is likely that our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

     Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, there can be no assurance that our assessment of management will prove to be correct.

Our officers and directors may allocate their time to other businesses which could cause a conflict of interest as to which business they present a viable acquisition opportunity.

     Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Some of these persons are now, and may in the future become, affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they may be affiliated. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our directors own shares of our securities which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

     All of our directors own stock in our company, but have waived their right to receive distributions upon liquidation. The securities owned by our directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

Our board of directors will have substantial influence over the selection of a target company and the completion of a business combination.

     Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting of our stockholders, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination. Accordingly, our board of directors will have substantial influence over the selection of a target company and the completion of a business combination.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

     We presently have $20,751,198 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be:


          o    solely dependent upon the performance of a single business, or

          o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

     In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with growth potential.

     We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction; our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination; and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

     Although we believe that the cash on deposit in our trust account will be sufficient to allow us to consummate a business combination, inasmuch as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the cash on deposit in our trust account is insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

     We presently have reserved 9,100,000 shares of our common stock for issuance upon exercise of issued and outstanding warrants and the option to purchase 350,000 units that we granted to the representative of the underwriters in our public offering. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If our original stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

     Our original stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our original stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 750,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their business as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Shares of our common stock lack a significant trading market.

     Shares of our common stock are not eligible for trading on any national or regional exchange. Our common stock is eligible for trading in the over-the-counter market on the Over-The-Counter Bulletin Board pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid, in part because there is no national quotation system by which potential investors can trace the market price of shares except through information received or generated by certain selected broker-dealers that make a market in that particular stock. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the Over-The-Counter Bulletin Board as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

     If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

          o    restrictions on the nature of our investments; and

          o restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

          o    registration as an investment company;

          o    adoption of a specific form of corporate structure; and

          o    reporting,   record   keeping,   voting,   proxy  and  disclosure
               requirements and other rules and regulations.

     We do not believe that our principal business activities will subject us to the Investment Company Act of 1940. To this end, the proceeds of our public offering held in trust may only be invested by the trust agent in "government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to this statute, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Item 2. Description of Property.

     We maintain our executive offices at 435 Devon Park Drive, Building 400, Wayne, Pennsylvania 19087. The cost for this space is included in the $7,500 per-month fee 400 Building LLC, an affiliate of Arthur Spector, our chairman of the board, chief executive officer and president, charges us for general and administrative services pursuant to a letter agreement between us and 400 Building LLC. We believe, based on rents and fees for similar services in the Philadelphia metropolitan area, that the fee charged by 400 Building LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

     We are not presently a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters.

     Our units, common stock and warrants are each quoted on the OTC Bulletin Board under the symbols MSTMU, MSTM and MSTMW, respectively. The following table sets forth the high and low closing bid quotations for the periods indicated since such units commenced public trading on August 25, 2003 and since such common stock and warrants commenced public trading on September 9, 2003. The over-the-counter market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.


                                                        Units             Common Stock          Warrants
                                                    -------------        --------------         --------
2003                                                High      Low       High        Low       High      Low
----                                                ----      ---       ----        ---       ----      ---
Third Quarter................................       $6.25    $6.00      $5.00     $4.75      $0.65      $0.60
Fourth Quarter...............................       $6.60    $6.01      $5.00     $4.84      $0.71      $0.60



     We have not paid any cash dividends on the common stock and we do not intend to pay any dividends prior to the consummation of a business combination.

     As of December 31, 2003, we had three holders of record of our units, seven holders of record of our common stock and one holder of record of our warrants.

     As of December 31, 2003, we had no compensation plans under which our equity securities were authorized for issuance.

Recent Sales of Unregistered Securities and Use of Proceeds

     In April 2003, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

        Stockholders                                   Number of Shares
        ---------------------------                    ----------------
        Arthur Spector                                        360,000
        Spector Family Trust                                  180,000
        Dr. Heinz C. Schimmelbusch                            150,000
        Robert E. Keith, Jr.                                   20,000
        Don K. Rice                                            20,000
        J. Brian O'Neill                                       20,000

     Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. Of these shares, the 360,000 shares issued to Mr. Spector were sold at a purchase price of approximately $.06944 per share. The other shares issued to the individuals and entity listed above were sold at purchase prices of $0.0001 per share.

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

     We paid a total of $1,690,500 in underwriting discounts and commissions, and approximately $1,041,500 has been or will be paid for costs and expenses related to the offering, including $724,500 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds.

     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,418,000, of which $20,685,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2003, we have used $203,892 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $66,448 in interest through December 31, 2003.

Item 6.  Plan of Operations.

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

     We consummated our initial public offering on August 28, 2003. Operations commenced August 29, 2003. Net loss of $88,239 reported for the period from April 11, 2003 (inception) through December 31, 2003 consists primarily of $44,000 expense for director and officer liability insurance, $30,000 expense for a monthly administrative services agreement, $23,734 for professional fees and $57,848 for other expenses. Interest accreted on the trust fund investment was $66,448 and other interest income was $895.

     $20,685,000 of the net proceeds of the Offering, plus accrued interest thereon, is held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate for at least 24 months from the date of the Offering (August 28, 2005), assuming a business combination is not consummated during that time. Over this time period, we anticipate approximately $163,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to 400 Building LLC ($7,500 per month for two years), $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $300,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $264,000 for director and officer liability insurance premiums (for two years). We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if it is required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

     We are obligated, commencing September 1, 2003, to pay to 400 Building LLC, an affiliate of Arthur Spector, our chairman of the board, chief executive officer and president, a monthly fee of $7,500 for general and administrative services. In addition, on April 28, 2003, Mr. Spector advanced $35,000 to us, on a non-interest bearing basis, for payment on our behalf of offering expenses. This loan was repaid in September 2003 out of proceeds of the Offering.

     We presently have two officers. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. Mr. Spector has devoted an average of approximately ten hours per week to our business and we expect him to continue to do so until we consummate a business combination. We do not intend to have any full time employees prior to the consummation of a business combination.

Off-balance sheet arrangements

     There were no off-balance sheet arrangements during the period from April 11, 2003 (inception) through December 31, 2003 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to our investors.

Item 7. Financial Statements.

               Report of Independent Certified Public Accountants
               --------------------------------------------------



Millstream Acquisition Corporation
Wayne, Pennsylvania

We have audited the accompanying balance sheet of Millstream Acquisition Corporation (a corporation in the development stage) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the period from April 11, 2003 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millstream Acquisition Corporation (a corporation in the development stage) as of December 31, 2003, and the results of its operations and its cash flows for the period from April 11, 2003 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.





/s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
February 9, 2003



                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                                  BALANCE SHEET


                                                                                   December 31,
                                                                                       2003
                                                                                   ------------
ASSETS
Cash and cash equivalents                                                          $    557,123
Investments held in trust                                                            20,751,198
Prepaid expenses                                                                         89,270
                                                                                   ------------
     Total assets                                                                  $ 21,397,591
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                $     18,815
   Accrued expenses                                                                      24,250
                                                                                   ------------
     Total current liabilities                                                           43,065
                                                                                   ------------

Common stock, subject to possible redemption, 804,598 shares at conversion
   value                                                                              4,103,450

Commitment

Stockholders' Equity:
   Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued               --
   Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding 3,970,402 shares, net of 804,598 shares subject to possible
      redemption                                                                            397
   Additional paid-in capital                                                        17,338,918
   Deficit accumulated during the development stage                                     (88,239)
                                                                                   ------------
     Total stockholders' equity                                                      17,251,076
                                                                                   ------------

     Total liabilities and stockholders' equity                                    $ 21,397,591
                                                                                   ============





                 See accompanying notes to financial statements.



                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                             STATEMENT OF OPERATIONS


                                               April 11, 2003
                                               (inception) to
                                             December 31, 2003
                                             -------------------

 General and administrative expenses              $   155,582
                                                  -----------

   Operating loss                                    (155,582)

Other income:
   Interest income                                        895
   Interest accreted on trust fund investment          66,448
                                                  -----------
   Total other income                                  67,343
                                                  -----------


   Net loss                                       $   (88,239)
                                                  ===========






 Weighted average shares of common
   stock outstanding

       Basic and diluted                            4,775,000
                                                  ===========

  Loss per common share

       Basic and diluted                          $      (.02)
                                                  ===========





                 See accompanying notes to financial statements.




                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                        STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                  Additional       during the
                                            Preferred        Common Stock          Paid-In        Development
                                              Stock       Shares      Amount       Capital           Stage            Total
                                           -----------------------------------------------------------------------------------------
Balance, April 11, 2003
(inception)                               $       --          --        $       --    $   --          $       --           $    --

Sale of 750,000 shares of common
stock to initial stockholders at
$.0334 per share                                         750,000               75        24,964                              25,039

Sale of 3,220,402 shares of
common stock to public stockholders
at $6.00 per share, net of 804,598
shares subject to possible redemption
at $5.10 per share and net of
underwriters' discount and offering
expenses of $2,732,374                                 3,220,402             322       17,313,954                        17,314,276

Net loss for the period April
11, 2003 (inception) to December
31, 2003                                                                                                   (88,239)         (88,239)


------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                $       --   3,970,402      $      397     $ 17,338,918     $    (88,239)    $ 17,251,076
====================================================================================================================================



                 See accompanying notes to financial statements.



                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                             STATEMENT OF CASH FLOWS


                                                                                     April 11, 2003
                                                                                     (inception) to
                                                                                      December 31,
                                                                                         2003
                                                                                     -----------
  Cash flows from operating activities:
  Net loss                                                                           $    (88,239)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Change in operating assets and liabilities:
      Increase in prepaid expenses                                                        (89,270)
      Increase in accounts payable and accrued expenses                                    43,065
                                                                                     ------------
        Net cash used in operating activities                                            (134,444)
                                                                                     ------------

  Cash flows from investing activities:
  Investments held in trust fund                                                      (20,751,198)
                                                                                     ------------

  Cash flows from financing activities:
  Proceeds from sale of shares of common stock to initial stockholders                     25,039
  Proceeds from note payable, stockholder                                                  35,000
  Repayment of note payable, stockholder                                                  (35,000)
  Proceeds from public offering of 4,025,000 units, net of underwriting discount
     and offering expenses                                                             21,417,726
                                                                                     ------------
        Net cash provided by financing activities                                      21,442,765
                                                                                     ------------

  Net increase in cash and cash equivalents                                               557,123
  Cash and cash equivalents at beginning of period                                           --
                                                                                     ------------
  Cash and cash equivalents at end of period                                         $    557,123
                                                                                     ============



                 See accompanying notes to financial statements.

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS


1.  Organization and Business Operations

Millstream Acquisition Corporation (a corporation in the development stage) ("the Company") was incorporated in Delaware on April 11, 2003 as a blank check company whose objective is to acquire an operating business in an industry not yet determined. The Company's initial stockholders purchased 750,000 common shares, $.0001 par value, for $25,039 on April 14, 2003.

The registration statement for the Company's initial public offering ("the Offering") was declared effective on August 25, 2003. The Company consummated the Offering on August 28, 2003 and raised net proceeds of $21,417,726. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business in an industry yet to be determined ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. $20,685,000 of the net proceeds are being held in a trust account ("Trust Fund") and invested in government securities until the earlier of (i) the consummation of the Company's first Business Combination or (ii) liquidation of the Company. The Trust Fund indenture limits investments to U.S. government securities with maturities of 180 days or less. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit the transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 750,000 shares of common stock in accordance with the vote of the majority of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of the Company's first Business Combination, all of these voting safeguards will no longer be applicable.

With respect to the first Business Combination that is approved by stockholders and consummated, any Public Stockholder who voted against the Business
Combination may demand that the Company redeem his shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering has been classified as common stock subject to possible redemption in the balance sheet.

The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (February 28, 2005), or 24 months from the consummation of the Offering (August 28, 2005) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the offering price per share in the Offering due to costs related to the Offering, general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units sold (see Note 5).

2.  Summary of Significant Accounting Policies

Basis of Presentation
The financial statements include the accounts of the Company. The Company commenced operations effective August 29, 2003. All activity through August 28, 2003 related to the Company's formation and preparation of the Offering. The Company has selected December 31 as its fiscal year end.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and short-term investments. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk and in a highly rated United States Treasury bill.

Fair Value of Financial Instruments
The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

      Cash and cash equivalents: The carrying amount approximates the fair value due to the short maturity of the cash equivalents.

      Investment in United States Treasury bill: The carrying amount is at cost, including accreted interest, which approximates market.

Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 2003, a deferred income tax asset relating to the Company's net operating loss is offset by a full valuation allowance based upon a lack of earnings history for the Company.

Earnings per Common Share
Basic earnings per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants.

Recently Issued Accounting Standards
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles
Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148 did not have an effect on the financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires an issuer to classify certain financial instruments, such as mandatorily redeemable shares and obligations to repurchase the issuer's equity shares, as liabilities. The guidance is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. SFAS 150 did not have a material impact on the financial condition or results of operations.

3.  Investments Held in Trust

Investments held in trust as of December 31, 2003 are primarily comprised of a zero coupon United States treasury bill with a face value of $20,786,000 purchased at a discount of 99.512% due March 11, 2004 and are carried on the Company's financial statements at $20,751,198, which includes accreted interest of $66,448.

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share as of December 31, 2003:

         Numerator:  Net loss                                        $ (88,239)

         Denominator:  Average common shares outstanding             4,775,000

         Basic and diluted earnings per share                        $   (0.02)

Operations commenced subsequent to the Offering, therefore, average common shares outstanding reflect shares issued in the Offering. No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants and the underwriters' option (see Note 5) that were outstanding at December 31, 2003 to purchase an aggregate of 9,100,000 shares of common stock at $5.00 per share and $6.00 per share, respectively, because the warrants' exercise price was greater than the average market price of the common shares and conversion of the warrants and underwriters' option would have had an antidilutive effect on loss per share.

5.  Stockholders' Equity

The Offering
The Company sold 4,025,000 units ("Units") in the Offering, which included all of the 525,000 Units subject to the underwriters' over-allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or August 25, 2004 and expiring August 25, 2007. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.00 per share, but otherwise have the same terms and conditions as the Warrants. Separate trading of the Common Stock and Warrants underlying the Company's Units commenced on September 9, 2003.

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2003, no shares of preferred stock have been issued.

Common Stock Reserved
The Company has 9,100,000 shares of common stock reserved for issuance upon exercise of the Warrants and the underwriters' option.

6.  Note Payable, Stockholder

The Company issued a $35,000 unsecured promissory note to a stockholder on April 28, 2003. The note was non-interest bearing and was repaid in September 2003 with proceeds from the Offering.

7.  Commitment

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make the office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the affiliate $7,500 per month for such services commencing September 1, 2003.

Item 8. Changes In and Disagreements With Accountants or Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


Directors and Executive Officers

         Our current directors and executive officers are as follows:


    Name                              Age        Position
    -------------------------         ---        ------------------------
    Arthur Spector                     63        Chairman  of the  Board,
                                                 Chief  Executive Officer
                                                 and President
    Robert E. Keith, Jr.               62        Director
    Don K. Rice                        55        Director
    Dr. Heinz C. Schimmelbusch         59        Director
    Lynda R. Guinan                    46        Chief Financial Officer

     Arthur Spector has been our chairman of the board, chief executive officer and president since our inception. Mr. Spector has extensive experience in mergers and acquisitions and managing private equity funds. From March 1995 to October 2002, Mr. Spector served as chairman of the board of Neoware Systems, Inc. ("Neoware Systems"), a manufacturer of sophisticated computer appliances and related software, and from May 1996 until June 1997, he also served as its president and chief executive officer. Neoware Systems was originally known as Information Systems Acquisition Corp., a blank check company with an objective to acquire an operating business in the information systems industry. Information Systems Acquisition Corp. was formed in 1992 and from its inception until it merged with Human Designed Systems, Inc., Mr. Spector was its chairman of the board, president and chief executive officer. In this role, Mr. Spector directed the completion of a public offering that raised gross proceeds of approximately $13.8 million. Mr. Spector has also served as a director of Docucorp International, Inc., a public document automation company, since 1997. Since 1997, Mr. Spector has served as managing director of the general partner and of the management company of Safeguard International Fund, L.P., an international private equity fund. Mr. Spector also serves as a director and officer of several portfolio companies of Safeguard International. Mr. Spector has been a director of Metallurg Holdings, Inc. and Metallurg, Inc. since July 1998 and has been executive vice president of Metallurg Holdings, Inc. since July 1998 and treasurer since August 2000. He was elected vice chairman of the board of Metallurg Holdings, Inc. and Metallurg, Inc. in November 2002. Metallurg Holdings, Inc. is a holding company of Metallurg, Inc., a company that produces and sells specialty metals, alloys and chemicals. From 1997 to 1998, Mr. Spector served as a managing director of TL Ventures LLC, a fund management company organized to manage the day-to-day operations of TL Ventures III L.P. and TL Ventures III Offshore L.P., which are venture capital partnerships investing in tandem. From 1995 to 1996, Mr. Spector served as Director of Acquisitions of Safeguard Scientifics, Inc., a public company that owns controlling interests in and operates numerous public and private companies. From 1998 to 2002, he served as a director of USDATA Corporation. Mr. Spector received a B.S. from the Wharton School of Finance at the University of Pennsylvania and a J.D. from The University of Pennsylvania Law School.

     Robert E. Keith, Jr. has been a member of our board of directors since our inception. Since 1988, Mr. Keith has been a managing director of TL Ventures, L.P., its predecessor entity and related entities that serve as the management companies for several of the TL Ventures funds. He has served as president of TL Ventures Inc., a successor to Technology Leaders Management, Inc., a private equity capital management company, since 1991 and as its chief executive officer since 1996. From its inception until it merged with Human Designed Systems, Inc., Mr. Keith served as vice president, treasurer and secretary and a director of Information Systems Acquisition Corp. Since October 2001, Mr. Keith has served as chairman of the board of directors of Safeguard Scientifics, Inc. and served as its vice chairman from February 1999 through September 2001. He was also a member of the office of the chief executive of Safeguard Scientifics, Inc. from April 2001 through October 2001. Mr. Keith is also the chairman of the management companies for, and a senior advisor to and co-founder of, EnerTech Capital Partners and EnerTech Capital Partners II, venture capital funds that invest in technology and service companies related to energy, communications and the broader utilities marketplace. Since 1996, Mr. Keith has served as a director of Internet Capital Group, Inc., a public company that provides software solutions and related services to businesses, and served as its chairman of the board from 1996 through December 2001. Mr. Keith received a B.A. from Amherst College and J.D. from Temple University.

     Don K. Rice has been a member of our board of directors since our inception. Mr. Rice is the managing partner of Rice Sangalis Toole & Wilson, a privately held firm that through limited partnerships invests primarily in the subordinated debt of middle market companies located throughout the United States, which he co-founded in 1989. Prior to forming Rice, Sangalis Toole & Wilson, Mr. Rice was president and chief executive officer of First Texas Merchant Banking Group, a firm which specialized in providing subordinated debt financing, and a vice president of PruCapital, Inc., an investment subsidiary of The Prudential Insurance Company of America. Mr. Rice received a B.B.A. and M.B.A. from the University of Texas.

     Dr. Heinz C. Schimmelbusch has been a member of our board of directors since our inception. Since 1997, he has served as managing director of the general partner and of the management company of Safeguard International Fund, L.P. Dr. Schimmelbusch also serves as a director and officer of several portfolio companies of Safeguard International. Since July 1998, Dr. Schimmelbusch has served as chairman of the board and a director of Metallurg, Inc. and has served as its chief executive officer since November 2002. He has also served as president, chief executive officer and a director of Metallurg Holdings, Inc. since July 1998. Dr. Schimmelbusch is also chairman and chief executive officer of Allied Resource Corporation, a global technology and engineering group. Dr. Schimmelbusch served as a member of the Presidency of the Federation of German Industries (BDI) in Cologne, Germany and chairman of its Environmental Committee and a member of the Presidency of the International Chamber of Commerce (ICC) in Paris, France. He also chaired the International Advisory Committee of the Austrian Chancellor for which he was awarded the Golden Cross of Honor for services to the Republic of Austria. Dr. Schimmelbusch received a B.A., M.A. and Ph.D. in economics from the University of Tubingen, Germany.

     Lynda R. Guinan was named Chief Financial Officer in September 2003. She is also the Controller for Allied Resource Corporation. Prior to joining Allied in December 1999, she was the Director of Accounting and Reporting for IKON Office Solutions, Inc., a $5 billion international Fortune 500 company. From 1989 to 1995, Ms. Guinan was the Corporate Controller of Horsehead Industries, Inc., a privately-held industrial mineral and manufacturing company, where she had worked since 1987. Prior to joining Horsehead Industries, Inc., Ms. Guinan, a CPA, was on the audit staff of Ernst & Young for over seven years. Ms. Guinan earned her B.S. degree in Accounting from Susquehanna University.

     Collectively, through their positions described above, our directors have extensive experience acting as managing directors of private equity funds that invested their funds in, or acquired control of, private companies.

     Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Dr. Heinz Schimmelbusch and Robert E. Keith Jr., will expire at our next annual meeting of stockholders. The term of office of the second class of directors, consisting of Arthur Spector and Don K. Rice, will expire at the following annual meeting.

     Our board of directors established an audit committee comprised of Messrs. Keith and Rice, with Mr. Keith acting as the chairman. Our audit committee appoints, retains, sets compensation of, and supervises our independent accountants, reviews the results and scope of the audit and other accounting related services and reviews our accounting practices and systems of internal accounting and disclosure controls.

Audit Committee Financial Expert

     We do not have an audit committee financial expert serving on our audit committee. As our plan of operations involves identifying a target business and completing a business combination with such business, we presently do not have material operations and do not experience complex accounting issues. Accordingly, our board of directors has determined that it is not necessary for us to have an audit committee financial expert at this time.

Code of Ethics

     We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We experience a limited number of financial transactions in our present operations, all of which are approved and executed by our two executive officers. Accordingly, our board of directors does not believe that it is necessary to implement a code of ethics at this time.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.

     We do not believe that any of the Reporting Persons was deficient in filing reports of ownership or changes in ownership with the Securities and Exchange Commission other than Don Rice, who was deficient in filing a Form 4 required by
Section 16(a) of the Securities Exchange Act relating to the purchase of warrants to purchase 50,000 shares of our common stock on the open market on September 16, 2003 and the purchase of warrants to purchase 50,000 shares of our common stock on the open market on September 18, 2003.

Conflicts of Interest

         Investors should be aware of the following potential conflicts of interest:

     o None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

     o In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

     o Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

     o Since our directors own shares of our common stock which will be released from escrow only if a business combination is successfully completed, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, completing a business combination timely and securing the release of their stock.

     In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

     o    the corporation could financially undertake the opportunity;

     o    the opportunity is within the corporation's line of business; and

     o it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

     Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

     In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed in principle, until the earlier of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law, subject to any pre-existing fiduciary obligations he might have or new fiduciary obligations related to or affiliated with entities to whom he has pre-existing fiduciary obligations, including, but not limited to, fiduciary obligations to next generation, follow-on or successor entities to any entities to which the individual has pre-existing obligations.

     Each of our directors have, to a certain degree, pre-existing fiduciary obligations. Dr. Schimmelbusch and Mr. Spector have pre-existing fiduciary obligations to Safeguard International Fund, L.P. ("Safeguard International") as they are each managing directors of the general partner and of the management company of the fund. Safeguard International does not presently have funds available for new investments. Furthermore, Safeguard International does not presently intend to consummate a fundraising or to establish successor funds during the next eighteen months. Accordingly, although Dr. Schimmelbusch and Mr. Spector have pre-existing fiduciary obligations to Safeguard International, the potential for conflicts of interest due to these pre-existing obligations is minimal.

     Mr. Rice has a pre-existing fiduciary obligation to Rice Sangalis Toole & Wilson as he is the managing partner of this firm. Rice Sangalis Toole & Wilson does not presently have funds available for new loans and does not presently intend to consummate a fundraising or to establish successor limited partnerships during the next eighteen months. Furthermore, Rice Sangalis Toole & Wilson primarily makes minority ownership investments in subordinated debt of middle market companies, which is different from our plan to acquire a target business. Accordingly, although Mr. Rice has a pre-existing fiduciary obligation to Rice Sangalis Toole & Wilson, the potential for conflicts of interest due to this pre-existing obligation is minimal.

     Mr. Keith has a pre-existing fiduciary obligation to the TL Ventures and EnerTech Capital Partners families of funds including Radnor Venture Partners, Technology Leaders, Technology Leaders II, TL Ventures III, TL Ventures IV, TL Ventures V, EnerTech Capital Partners and EnerTech Capital Partners II and related entities. To the extent that Mr. Keith identifies business opportunities that may be suitable for any of these entities, he will honor his pre-existing fiduciary obligations to these entities and any of their successors. Accordingly, he may not present opportunities to Millstream that otherwise may be attractive to it unless each of these entities has declined to accept such opportunities.

     In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock which were owned prior to the Offering in accordance with the vote of the public stockholders owning a majority of the shares of our outstanding common stock. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution but only with respect to those shares of common stock acquired by them prior to the Offering.

     To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our existing stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial perspective.

Prior Involvement of Principals in Blank Check Companies

     Arthur Spector and Robert E. Keith, Jr. are our only directors who have been principals of another company that has completed an initial public offering similar to the Offering and executed a business plan similar to our business plan. Mr. Spector and Mr. Keith directed the completion of a public offering of Information Systems Acquisition Corp. ("Information Systems"), a blank check company with an objective to acquire an operating business in the information systems industry, on March 25, 1993, which raised gross proceeds of $13.8 million at an offering price of $6.00 per unit.

     From its inception until it merged with Human Designed Systems, Inc. (the predecessor of Neoware Systems, Inc.) on March 2, 1995, Mr. Spector was Information Systems' chairman of the board, president and chief executive officer. During this period, Mr. Spector did not receive any salary for his services to Information Systems; however, Safeguard Scientifics, Inc., an affiliate of Mr. Spector's, received a $5,000 per month fee from Information Systems for use of office space and administrative services. Pursuant to the merger agreement with Human Designed Systems, Inc., all of the outstanding shares of Human Designed Systems, Inc. were converted into the right to receive a total of 2,810,000 shares of Information Systems' common stock, 618,200 redeemable common stock purchase warrants and $5,500,000 in cash. Information Systems' remaining cash, by way of merger, became working capital of Neoware Systems. At the time of the acquisition, Messrs. Spector and Keith held 90,000 and 75,000 shares of Neoware Systems, respectively, which, based on the market price at the time of acquisition, was valued at $562,500 and $468,750, respectively. Neoware Systems is a manufacturer of sophisticated computer appliances and related software and is traded on the Nasdaq National Market under the symbol NWRE.

     Mr. Spector remained as chairman of the board of Neoware Systems until December 2002, at which time he determined not to stand for re-election as a director at Neoware System's annual shareholders' meeting. Mr. Spector also acted as chief executive officer and president from May 1996 (after the then chief executive officer died) until June 1997. During the period following the consummation of Information Systems' initial public offering until the expiration of his term in December 2002, Mr. Spector received options to purchase an aggregate of 97,500 shares of Neoware Systems common stock, all of which had exercise prices equal to the fair market value of the common stock on the date of grant. Additionally, from May 1996 until June 1997, Mr. Spector received a salary of approximately $60,000 per annum in connection with his acting as chief executive officer and president. Mr. Spector has sold all of the securities of Information Systems he owned for aggregate gross proceeds of approximately $3,561,000 and taxable profits of approximately $1,675,000.

     From its inception until it merged with Human Designed Systems, Inc., Mr. Keith was Information Systems' vice president, treasurer and secretary and a member of its board of directors. During this period of time, Mr. Keith did not receive any salary or option grants for his services to Information Systems. Upon consummation of the merger with Human Designed Systems, Inc., Mr. Keith voluntarily resigned from all of his positions with the company. Mr. Keith has sold all of the securities of Information Systems he owned for aggregate gross proceeds and profits of approximately $600,000.

Item 10. Executive Compensation.

     Except for Ms. Guinan, who received $5,000 for work performed in connection with the preparation of our Securities and Exchange Commission filings, no executive officer has received any cash compensation for services rendered to us.

     Commencing September 1, 2003 and ending upon the acquisition of a target business, we will pay 400 Building LLC a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our initial stockholders, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

     Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding the beneficial ownership of our common stock as of February 6, 2004, by:

     o each person known by us to be the owner of more than 5% of our outstanding shares of common stock;

     o    each of our executive officers and directors; and

     o    all our executive officers and directors as a group.

     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of February 6, 2004, 4,775,000 shares of our common stock were issued and outstanding.



                                                        Amount  and                 Approximate
                                                        Nature of                   Percentage of
                                                        Beneficial               Outstanding  Common
Name and Address of Beneficial Owner(1)                 Ownership(2)                   Stock(2)
---------------------------------------                 ------------             --------------------

Arthur Spector(3) (4)                                     360,000                        7.5%

Dr. Heinz C. Schimmelbusch(4) (5)                         150,000                        3.1%

Robert E. Keith, Jr.(4)(6)                                 20,000                           *

Don K. Rice(4)(7)                                          20,000                           *

Jack Silver(8)                                            250,000                        5.2%

All directors and executive officers as a group           550,000                       11.5%
(4 individuals)
-----------------------------------


*       Less than 1%.

     (1) Unless otherwise indicated, the business address of each of the individuals is 435 Devon Park Drive, Building 400, Wayne, Pennsylvania 19087.

     (2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

     (3) Arthur Spector is our chairman of the board, chief executive officer and president.

     (4)  Each of these individuals is a director of ours.

     (5)  The  business   address  of  Dr.   Schimmelbusch   is  c/o   Safeguard
          International Fund, L.P., 435 Devon Park Drive, Building 400, Wayne, Pennsylvania 19087.

     (6) The business address of Mr. Keith is 435 Devon Park Drive, Building 700, Wayne, Pennsylvania 19087. Does not include warrants to purchase an aggregate of 150,000 shares of our common stock as such warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-KSB.

     (7) The business address of Mr. Rice is 517 Fishers Road, Bryn Mawr, Pennsylvania 19010. Does not include warrants to purchase an aggregate of 100,000 shares of our common stock as such warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-KSB.

     (8) The business address of Mr. Silver is 660 Madison Avenue, New York, NY 10021.

         All of the shares of our common stock owned by the initial shareholders have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of:

     o    August 25, 2006;

     o    our liquidation; or

     o the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

     During the escrow period, the holders of these shares will not be able to sell their securities, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the Offering.

     Messrs. Arthur Spector, the Spector Family Trust and Heinz Schimmelbusch may be deemed to be our "parents" and "promoters," as these terms are defined under the Federal securities laws.


Item 12.  Certain Relationships and Related Transactions.

     Prior to the Offering, we issued 360,000 shares of our common stock to Arthur Spector, our chairman, chief executive officer and president, at a purchase price of approximately $.06944 per share. We also issued a total of 370,000 shares of our common stock to the Spector Family Trust and Messrs. Schimmelbusch, Keith and Rice at a purchase price of $0.0001 per share as set forth below:



Name                                  Number of Shares              Relationship to Us
--------------------------            ----------------              ---------------------------------------
Arthur Spector                        360,000                       Chairman of the Board,  Chief Executive
                                                                    Officer and President
Spector Family Trust                  180,000                       Stockholder
Dr. Heinz C. Schimmelbusch            150,000                       Director
Robert E. Keith, Jr.                   20,000                       Director
Don K. Rice                            20,000                       Director



     The holders of the majority of these shares are entitled to make up to two demands that we register these shares pursuant to a registration rights agreement dated August 25, 2003. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

     400 Building LLC, an affiliate of Arthur Spector, our chairman of the board, chief executive officer and president, has agreed that commencing September 1, 2003 and ending upon the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay 400 Building LLC $7,500 per month for these services. Arthur Spector is the sole member and sole manager of 400 Building LLC. As of December 31, 2003 we have paid 400 Building LLC $30,000.

     Mr. Spector made advances aggregating $35,000 to us to cover expenses related to the Offering. The loan was payable without interest on the earlier of May 1, 2004 or the consummation of the Offering. The loan was repaid in September 2003 from the proceeds of the Offering.

     We have and will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged.

     Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to the Offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

     All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

Item 13. Exhibits and Reports on Form 8-K.

         (a) The following Exhibits are filed as part of this report.

        Exhibit No.                          Description
        -----------                          -----------

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

          10.1 Letter Agreement among the Registrant, EarlyBirdCapital,Inc. and Arthur Spector (without schedules) (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).

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

          10.11 Letter Agreement among the Registrant, EarlyBirdCapital,Inc. and each of Arthur Spector, Dr. Heinz C. Schimmelbusch, The Spector Family Trust, J. Brian O'Neill, Robert E. Keith, Jr. and Don K. Rice (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 24, 2003).

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

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     (b) We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2003.

Item 14. Principal Accountant Fees and Services.

     The firm of BDO Seidman LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

     Audit Fees
     ----------

     During 2003, the aggregate fees billed for professional services rendered by our principal accountant was $51,182. $45,000 of these fees were paid for the audit they performed in connection with the Offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2003. We have also paid them $6,182 for fees and expenses relating to the review of our Quarterly Report on Forms 10-QSB for the quarters ended June 30, 2003 and September 30, 2003. We estimate that fees for the 2003 audit services will be approximately $15,000.

     Audit-Related Fees
     ------------------

     During 2003, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

     Tax Fees
     --------

     During 2003, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

     All Other Fees
     --------------

     During 2003, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

     Audit Committee Approval
     ------------------------

     All of the services listed above were approved by our audit committee prior to their performance.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MILLSTREAM ACQUISITION CORPORATION

                         By: /s/ Arthur Spector
                         ---------------------------
                         Arthur Spector
                         Chairman,  President and Chief Executive  Officer Date:
                         February 13, 2004


     In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



                         /s/ Arthur Spector
                         ------------------------------------
                         Arthur Spector
                         Chairman,  President and Chief Executive  Officer Date:
                         February 13, 2004


                         /s/ Lynda R. Guinan
                         ------------------------------------
                         Lynda R. Guinan Chief Financial Officer
                         Date: February 13, 2004


                         /s/ Robert E. Keith, Jr.
                         ------------------------------------
                         Robert E. Keith, Jr. Director
                         Date: February 13, 2004


                         /s/ Don K. Rice
                         ------------------------------------
                         Don   K.   Rice
                         Director
                         Date: February 13, 2004


                         /s/ Dr. Heinz Schimmelbusch
                         ------------------------------------
                         Dr. Heinz Schimmelbusch Director
                         Date: February 13, 2004