Form 10QSB
period 2004-03-31
MILLSTREAM ACQUISITION CORP
filed 2004-05-17
CIK 1233426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004


     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 000-50348

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




     Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,775,000 as of April 30, 2004

     Transitional small business disclosure format. Yes |_| No |X|




                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                                FORM 10-QSB INDEX


                                                                                                                  Page No.
                                                                                                                 -----------

Part I.        FINANCIAL INFORMATION:

               Item 1 - Financial Statements (Unaudited)

                        Balance Sheet at March 31, 2004                                                                 2

                        Statement of Operations for the Quarter Ended March 31, 2004 and April 11, 2003
                        (Inception) to March 31, 2004                                                                   3

                        Statement of Cash Flows for the Quarter Ended March 31, 2004 and April 11, 2003
                        (Inception) to March 31, 2004                                                                   4

                        Notes to Unaudited Financial Statements                                                         5

               Item 2 - Plan of Operations                                                                              9

               Item 3 - Controls and Procedures                                                                        11


Part II.       OTHER INFORMATION:

               Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities                 12

               Item 6 - Exhibits and Reports on Form 8-K                                                               12

               Signature Page                                                                                          15





                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)


                                  BALANCE SHEET


                                                                               (Unaudited)
                                                                                 March 31,        December 31,
                                                                                    2004             2003
                                                                                ------------      ------------

ASSETS
Cash and cash equivalents                                                       $    142,631      $    557,123
Investments held in trust                                                         20,796,992        20,751,198
Prepaid acquisition costs                                                            402,774              --
Prepaid expenses                                                                      55,000            89,270
                                                                                ------------      ------------
     Total assets                                                               $ 21,397,397      $ 21,397,591
                                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                             $     71,852      $     18,815
   Accrued expenses                                                                   36,000            24,250
                                                                                ------------      ------------
     Total current liabilities                                                       107,852            43,065
                                                                                ------------      ------------

Common stock, subject to possible redemption, 804,598 shares at
   conversion value                                                                4,103,450         4,103,450

Commitment

Stockholders' Equity:
   Preferred stock, $.0001 par value, authorized 1,000,000 shares; none
      issued                                                                              --                --
   Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding 3,970,402 shares, net of 804,598 shares subject to
      possible redemption                                                                397               397
   Additional paid-in capital                                                     17,338,918        17,338,918
   Deficit accumulated during development stage                                     (153,220)          (88,239)
                                                                                ------------      ------------
     Total stockholders' equity                                                   17,186,095        17,251,076
                                                                                ------------      ------------

     Total liabilities and stockholders' equity                                 $ 21,397,397      $ 21,397,591
                                                                                ============      ============






            See accompanying notes to unaudited financial statements.

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)



                       STATEMENT OF OPERATIONS (UNAUDITED)



                                           Quarter       April 11, 2003
                                            Ended        (Inception) to
                                           March 31,        March 31,
                                             2004             2004
                                         -----------      -----------


General and administrative expenses      $   111,518      $   267,100
                                         -----------      -----------

   Operating loss                           (111,518)        (267,100)

Other income:
   Interest income                               743            1,638
   Interest on trust fund investment          45,794          112,242
                                         -----------      -----------
   Total other income                         46,537          113,880
                                         -----------      -----------

Net loss                                 $   (64,981)     $  (153,220)
                                         ===========      ===========



                                           Quarter       April 11, 2003
                                            Ended        (Inception) to
                                           March 31,        March 31,
                                             2004             2004
                                         -----------      -----------

 Weighted average shares of common
   stock outstanding

       Basic and diluted                   4,775,000        4,775,000
                                         ===========      ===========

  Loss per common share

       Basic and diluted                 $      (.01)     $      (.03)
                                         ===========      ===========







            See accompanying notes to unaudited financial statements.



                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                       STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                  Quarter        April 11, 2003
                                                                                   Ended         (Inception) to
                                                                                  March 31,        March  31,
                                                                                   2004               2004
                                                                                ------------      ------------
Cash flows from operating activities:
Net loss                                                                        $    (64,981)     $   (153,220)
Adjustments to reconcile net loss to net cash used in operating activities:
   Change in operating assets and liabilities:
    Decrease (increase) in prepaid expenses                                           34,270           (55,000)
    (Decrease) increase in accounts payable and accrued expenses                     (30,158)           12,907
                                                                                ------------      ------------
      Net cash used in operating activities                                          (60,869)         (195,313)
                                                                                ------------      ------------

Cash flows from investing activities:
Investments held in trust fund                                                       (45,794)      (20,796,992)
Prepaid acquisition costs                                                           (307,829)         (307,829)
                                                                                ------------      ------------
      Net cash used in investing activities                                         (353,623)      (21,104,821)
                                                                                ------------      ------------

Cash flows from financing activities:
Proceeds from sale of shares of common stock to initial stockholders                    --              25,039
Proceeds from note payable, shareholder                                                 --              35,000
Repayment of note payable, shareholder                                                  --             (35,000)
Proceeds from public stock offering of 4,025,000 units, net of underwriting
   discount and offering expenses                                                       --          21,417,726
                                                                                ------------      ------------
      Net cash provided by financing activities                                         --          21,442,765
                                                                                ------------      ------------

Net (decrease) increase in cash and cash equivalents                                (414,492)          142,631
Cash and cash equivalents at beginning of period                                     557,123              --
                                                                                ------------      ------------
Cash and cash equivalents at end of period                                      $    142,631      $    142,631
                                                                                ============      ============




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

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and its cash flows for the quarter ended March 31, 2004. The Company commenced operations effective August 29, 2003. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. All activity through August 28, 2003 related to the Company's formation and preparation of its initial public offering ("the Offering").

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

2.  Organization and Business Operations

The Company was incorporated in Delaware on April 11, 2003 as a blank check company whose objective is to acquire an operating business. The Company's initial stockholders purchased 750,000 common shares, $.0001 par value, for $25,039 on April 14, 2003.

The registration statement for the Offering was declared effective August 25, 2003. The Company consummated the Offering on August 28, 2003 and raised net proceeds of $21,417,726. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. $20,685,000 of net proceeds of the Offering are being held in a trust account ("Trust Fund") and invested in government securities until the earlier of (i) the consummation of the Company's first Business Combination or (ii) liquidation of the Company. The Trust Fund indenture limits investments to U.S. government securities with maturities of 180 days or less. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (February 28, 2005), or 24 months from the consummation of the Offering (August 28, 2005) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the offering price per share in the Offering due to costs related to the Offering, general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units sold (see Note 5). On March 9, 2004, the Company entered into a definitive merger agreement (see Notes 6 and 9).

3.  Investments Held in Trust

Investments held in trust as of March 31, 2004 are primarily comprised of a zero coupon United States treasury bill with a face value of $20,800,000 purchased at a discount of 99.9277% due April 8, 2004 and are carried on the Company's financial statements at $20,796,992, which includes accreted interest.

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:



                                                           Quarter Ended      April 11, 2003
                                                           March 31, 2004     (Inception) to
                                                                              March 31, 2004
                                                          ----------------- -------------------

Numerator:  Net loss                                           $ (64,981)        $ (153,220)

Denominator:  Average common shares outstanding                4,775,000          4,775,000


Basic and diluted earnings per share                            $   (.01)        $     (.03)



                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)

4.       Earnings per Share (continued)

Operations commenced subsequent to the Offering, therefore, average common shares outstanding reflect shares issued in the Offering. No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants and the underwriters' option (see Note 5) that were outstanding at March 31, 2004 to purchase an aggregate of 9,100,000 shares of common stock at $5.00 per share and $6.00 per share, respectively, because the warrants' exercise price was greater than the average market price of the common shares and conversion of the warrants and underwriters' option would have had an antidilutive effect on loss per share.

5.  Stockholders' Equity

The Offering
The Company sold 4,025,000 units ("Units") in the Offering, which included all of the 525,000 Units subject to the underwriters' over-allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or August 25, 2004 and expiring August 25, 2007. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.00 per share, but otherwise have the same terms and conditions as the Warrants. Separate trading of the Common Stock and Warrants underlying the Company's Units commenced on September 9, 2003.

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2004, no shares of preferred stock have been issued.

Common Stock Reserved
The Company has 9,100,000 shares of common stock reserved for issuance upon exercise of the Warrants and the underwriters' option.

6.  Merger

On March 9, 2004, the Company entered into a definitive merger agreement with NationsHealth Holdings, L.L.C. ("NationsHealth"), a privately held company based in Sunrise, Florida that provides medical products and pharmacy benefits to Medicare participants and other senior citizens. Upon consummation of the merger, Millstream will change its name to NationsHealth, Inc. As a result of the merger, the members of NationsHealth will receive an aggregate of $3,000,000 and the membership interests in NationsHealth will be converted into shares of common stock of the Company. Following the merger, the members of NationsHealth will own approximately 80% of the outstanding common stock of the combined company. In addition, the members of NationsHealth will collectively receive one warrant exercisable at $8.50 per share for each Millstream warrant currently outstanding, of which there are 8,050,000. An additional 1,050,000 warrants will be issued to existing

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS - (Continued)

6.  Merger (continued)

NationsHealth members exercisable at $11.00 per share. The consummation of the merger is subject to customary closing conditions, including the approval of the merger agreement by our stockholders. In addition, as the merger will constitute a Business Combination, in order for us to consummate the merger, holders of less than 20% of the shares of our common stock may vote against the merger and elect to convert their shares of common stock into a pro rata share of the Trust Fund.

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

8.  Warrants

On March 9, 2004, the Company granted warrants to purchase an aggregate of 45,000 shares of common stock at an exercise price of $8.50 per share to three consultants who assisted in the due diligence investigation of NationsHealth and other aspects of the merger. The consultants are all employed by companies affiliated with directors of the Company. The warrants are exercisable for a period of seven years from the date on which the merger is completed and the value of the warrants is not considered significant to the overall financial statement presentation as of March 31, 2004.

9.  Subsequent Event

On April 9, 2004, the Company filed a Registration Statement on Form S-4/Proxy Statement with the Securities and Exchange Commission. The Registration Statement on Form S-4 will register the issuance of the securities that will be tendered to the members of NationsHealth as merger consideration. The Proxy Statement is for a special meeting of our stockholders at which our stockholders will vote on the merger and the adoption of a stock incentive plan. Assuming that we receive the requisite vote of our stockholders, we anticipate consummating the merger promptly after the date of this special meeting of stockholders.

ITEM 2 - PLAN OF OPERATIONS


               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, including our report on Form 10-KSB as filed on February 13, 2004. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed on April 11, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination that we believe has significant growth potential. We intend to utilize the proceeds of our initial public offering, our capital stock, debt or a
combination   of  cash,   capital  stock  and  debt,  in  effecting  a  business
combination.

We consummated our initial public offering on August 28, 2003. Operations commenced August 29, 2003. $20,685,000 of the net proceeds of the Offering, plus accrued interest thereon, is held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We are entitled to use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund, as well as any other net proceeds not expended, will be used to finance the operations of the target business.

On March 9, 2004, we entered into a merger agreement with NationsHealth Holdings, L.L.C., a provider of medical products and pharmacy benefits to Medicare participants and other senior citizens. Pursuant to the merger agreement, NH Merger, LLC, our wholly owned subsidiary, will merge with and into NationsHealth and NationsHealth will be the surviving company. Upon consummation of the merger, NationsHealth will be our wholly owned subsidiary and we will change our name to NationsHealth, Inc.

As a result of the merger, the members of NationsHealth will receive an aggregate of $3,000,000 and the membership interests of NationsHealth will be converted into shares of our common stock. Following the merger, the members of NationsHealth will own approximately 80% of the outstanding common stock of the combined company. In addition, the members of NationsHealth will receive warrants to purchase an aggregate of 8,050,000 shares of common stock at an exercise price of $8.50 per share. We will also issue warrants to purchase an aggregate of 1,050,000 shares of common stock at an exercise price of $11.00 per share to the members of NationsHealth.

Concurrently with the execution of the merger agreement, Arthur Spector, our chairman, president and chief executive officer, and RGGPLS Holding, the majority member of NationsHealth, executed a governance agreement providing generally that the board of directors of the combined company will initially consist of eleven members, nine of whom are to be designated by RGGPLS Holding and two of whom are to be designated by Mr.
Spector. Also concurrent with the execution of the merger agreement, RGGPLS Holding entered into a stockholders agreement with GRH Holdings, a member of NationsHealth. The stockholders agreement provides that GRH Holdings must vote a portion of the shares of our common stock that GRH Holdings receives in the merger as directed by RGGPLS Holding.

Upon completion of the merger, $2,000,000 of the funds held in the trust fund will be transferred to an escrow agent. If NationsHealth breaches any representation or warranty contained in the merger agreement, or fails to perform any covenant requiring performance prior to the merger, the escrow agent will pay to our stockholders existing prior to the merger who have not exercised their conversion rights the amount of losses that we experience as a result of any such breach, up to a maximum amount of $2,000,000. The escrowed funds represent the exclusive remedy for our stockholders with regards to losses incurred in connection with a breach by NationsHealth. The escrowed funds will be available only to satisfy claims that are made within one year after the completion of the merger.

The consummation of the merger is subject to customary closing conditions, including the approval of the merger agreement by our stockholders. In addition, in order for us to consummate the merger, holders of less than 20% of the shares of our common stock may vote against the merger and elect to convert their shares of common stock into a pro rata share of the trust account in which a substantial portion of the net proceeds of our initial public offering are deposited. On April 9, 2004, we filed a Registration Statement on Form S-4/Proxy Statement with the Securities and Exchange Commission. The Registration Statement on Form S-4 will register the issuance of the securities that will be tendered to the members of NationsHealth as merger consideration. The Proxy Statement is for a special meeting of our stockholders at which our stockholders will vote on the merger and the adoption of a stock incentive plan. Assuming that we receive the requisite vote of our stockholders, we anticipate consummating the merger promptly after the date of this special meeting of stockholders.

Upon consummation of the merger, Glenn Parker, M.D., chief executive officer of NationsHealth, will become chief executive officer of the combined company. The executive management team of the combined company will also include Tim Fairbanks as chief financial officer, Robert Gregg as chief operating officer and Lewis Stone as president and chief information officer. We have entered into employment agreements with each of these individuals that will become effective upon consummation of the merger. Arthur Spector, our chairman and chief executive officer, will serve as Chairman of the Board of Directors of the combined company.

The net loss of $64,981 reported for the quarter ended March 31, 2004 consists primarily of $33,000 expense for director and officer liability insurance, $22,500 expense for the monthly administrative services agreement, $52,899 for professional fees and $3,119 for other expenses. Income on the trust fund investment was $45,794 and other interest income was $743.

We received net proceeds of $21,417,726 in our initial public offering. After depositing $20,685,000 in the trust fund, we have used the balance of the net proceeds totaling $732,726 as follows:

Acquisition related costs                                              $ 333,808
Directors and officers insurance policy for one year                     132,000
Professional fees (attorneys, accountants, consultants)                   71,000
Federal and state taxes, including franchise/capital stock taxes          25,240
Administrative services fee                                               60,000
Other operational costs                                                   37,144
Remaining cash at April 30, 2004                                          73,534

Through April 30, 2004, we have paid $333,808 of costs relating to the merger, including $250,000 to NationsHealth upon execution of the merger agreement. NationsHealth will reimburse us the sum of $250,000 if the merger agreement is terminated under certain circumstances. As of April 30, 2004, we had approximately $74,000 in cash and cash equivalents, excluding the trust fund. We believe that we have sufficient available funds outside of the trust fund to operate until the merger is consummated, or, in the case of termination of the merger and the reimbursement of the $250,000, we believe we have sufficient funds to operate through 2004 and into 2005. Anticipating closure of the merger within three months, we estimate costs of approximately $22,500 for the administrative fee payable to 400 Building LLC ($7,500 per month for three months), $10,000 of expenses in legal and accounting fees relating to quarterly SEC reporting obligations and $41,500 for merger related costs and general corporate working capital. To the extent that merger-related costs exceed amounts available outside the trust fund, trust fund assets will be used to fund the excess costs of the merger if the merger is completed and the trust fund assets are released to us.

We are obligated to pay to 400 Building LLC, an affiliate of Mr. Spector, a monthly fee of $7,500 for general and administrative services through the date the merger is consummated. In addition, on April 28, 2003, Mr. Spector advanced $35,000 to us, on a non-interest bearing basis, for payment on our behalf of offering expenses. This loan was repaid in September 2003 out of proceeds of our initial public offering.


                        ITEM 3 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         On March 9, 2004, we issued warrants to purchase an aggregate of 45,000 shares of our common stock at an exercise price of $8.50 per share to three consultants who assisted in the due diligence investigation of NationsHealth and other aspects of the merger. These warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


Exhibit No.                       Description
--------------------------------------------------------------------------------

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).
3.2 By-laws (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).
4.1 Specimen Common Stock Certificate (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 24, 2003).
4.2 Specimen Warrant Certificate (incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on June 27, 2003).
4.3 Form of Unit Purchase Option to be granted to Representative (incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on August 1, 2003).
4.4 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on July 28,
         2003).
4.5 Specimen Unit Certificate (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 24,
         2003).
4.6      Form of Stock Purchase Warrant Granted to Consultants.
9.1 Governance Agreement, dated as of March 9, 2004, among Millstream Acquisition Corporation, RGGPLS Holding, Inc. and Arthur Spector (incorporated by reference to the Company's Registration Statement on Form S-4 filed on April 9, 2004).
9.2 Stockholders Agreement, dated as of March 9, 2004, among Millstream Acquisition Corporation, RGGPLS Holding, Inc. and GRH Holdings, L.L.C. (incorporated by reference to the Company's Registration Statement on Form S-4 filed on April 9, 2004).
10.1 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arthur Spector (without schedules) (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).
10.2 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Dr. Heinz C. Schimmelbusch (without schedules) (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19,
         2003).
10.3 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and The Spector Family Trust (without schedules) (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19,
         2003).
10.4 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and J. Brian O'Neill (without schedules) (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).

10.5 Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of Robert E. Keith and Don K. Rice (without schedules) (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).
10.6 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Registrant (incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on July 28, 2003).
10.7 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on July 28, 2003).
10.8 Form of Letter Agreement between 400 Building LLC and Registrant regarding administrative support (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).
10.9 Promissory Note dated April 28, 2003 in the principal amount of $35,000 issued to Arthur Spector (incorporated by reference to the Company's Registration Statement on Form S-1 filed on May 19, 2003).
10.10 Warrant Purchase Agreement between Arthur Spector and EarlyBirdCapital, Inc. (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 24, 2003).
10.11 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of Arthur Spector, Dr. Heinz C. Schimmelbusch, The Spector Family Trust, J. Brian O'Neill, Robert E. Keith, Jr. and Don K. Rice (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 24, 2003).
10.12 Registration Rights Agreement among the Registrant and the Investors (incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on July 21, 2003).
10.13 Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert E. Keith, Jr. (without schedules) (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 24, 2003).
10.14    Letter Agreement among the Registrant,  EarlyBirdCapital,  Inc. and Don
         K. Rice (without schedules) (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 24,
         2003).
10.15 Agreement and Plan of Merger, dated as of March 9, 2004 among Millstream Acquisition Corporation, N Merger L.L.C. and NationsHealth Holdings, L.L.C. (incorporated by reference to the Company's Registration Statement on Form S-4 filed on April 9, 2004).
10.16 Indemnification and Escrow Agreement, dated as of March 9, 2004, among Millstream Acquisition Corporation, RGGPLS Holding, Inc., Arthur Spector and Continental Stock Transfer & Trust Company (incorporated by reference to the Company's Registration Statement on Form S-4 filed on April 9, 2004).
10.17    Form of Employment Agreement,  dated as of March 9, 2004, between Glenn
         M. Parker, M.D. and Millstream Acquisition Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 filed on April 9, 2004).
10.18 Form of Employment Agreement, dated as of March 9, 2004, between Robert Gregg and Millstream Acquisition Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 filed on April 9,
         2004).
10.19 Form of Employment Agreement, dated as of March 9, 2004, between Lewis Stone and Millstream Acquisition Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 filed on April 9,
         2004).
10.20 Registration Rights Agreement, dated as of March 9, 2004, among Millstream Acquisitions Corporation, RGGPLS Holding, Inc., GRH Holdings LLC and Becton, Dickinson and Company (incorporated by reference to the Company's Registration Statement on Form S-4 filed on April 9, 2004).
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002






(b)  REPORTS ON FORM 8-K

We filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 9, 2004 announcing that we entered into a definitive merger agreement with NationsHealth Holdings, L.L.C. The press release describing the terms of the merger agreement was included as Exhibit 99.1 of the Form 8-K.

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


Date:  May 17, 2004