Form 10QSB
period 2004-06-30
MILLSTREAM ACQUISITION CORP
filed 2004-08-13
CIK 1233426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

|X|      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004


|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to

                        Commission file number 000-50348
                                              -----------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,775,000 as of July 30, 2004

      Transitional small business disclosure format.   Yes  |_|  No |X|

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                                FORM 10-QSB INDEX



                                                                                                                  Page No.
                                                                                                                 -----------

Part I.        FINANCIAL INFORMATION:

               Item 1 - Financial Statements

                        Consolidated Balance Sheets at June 30, 2004 (Unaudited) and December 31, 2003                  2

                        Consolidated Statements of Operations (Unaudited) for the Three Months and Six
                        Months Ended June 30, 2004, the Period From April 11, 2003 (Inception) to June
                        30, 2003 and Cumulative From April 11, 2003 (Inception) to June 30, 2004                        3

                        Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June
                        30, 2004, the Period From April 11, 2003 (Inception) to June 30, 2003 and
                        Cumulative From April 11, 2003 (Inception) to June 30, 2004                                     4

                        Notes to Unaudited Consolidated Financial Statements                                            5

               Item 2 - Plan of Operations                                                                              9

               Item 3 - Controls and Procedures                                                                        11


Part II.       OTHER INFORMATION:

               Item 6 - Exhibits and Reports on Form 8-K                                                               12

               Signature Page                                                                                          14





                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

                           CONSOLIDATED BALANCE SHEETS


                                                                                    (Unaudited)
                                                                                      June 30,           December 31,
                                                                                        2004                 2003
                                                                                --------------------- -------------------
 ASSETS
 Cash and cash equivalents                                                      $             62,939  $           557,123
 Investments held in trust                                                                20,845,444           20,751,198
 Prepaid acquisition costs                                                                   467,587                    -
 Prepaid expenses and other current assets                                                    43,000               89,270
                                                                                --------------------- -------------------
      Total assets                                                              $         21,418,970  $        21,397,591
                                                                                ===================== ===================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
    Accounts payable                                                            $            147,462  $            18,815
    Accrued expenses                                                                          15,000               24,250
                                                                                --------------------- -------------------
      Total current liabilities                                                              162,462               43,065
                                                                                --------------------- -------------------

 Common stock, subject to possible redemption, 804,598 shares at
    conversion value                                                                       4,103,450            4,103,450

 Commitment

 Stockholders' Equity:
    Preferred stock, $.0001 par value, authorized 1,000,000 shares; none                           -                    -
       issued
    Common stock,  $.0001 par value,  authorized  20,000,000 shares;  issued and outstanding 3,970,402 shares, net of 804,598 shares subject to
       possible redemption                                                                       397                  397
    Additional paid-in capital                                                            17,338,918           17,338,918
    Deficit accumulated during development stage                                            (186,257)             (88,239)
                                                                                --------------------- -------------------
      Total stockholders' equity                                                          17,153,058           17,251,076
                                                                                --------------------- -------------------
      Total liabilities and stockholders' equity                                $         21,418,970  $        21,397,591
                                                                                ===================== ===================


                         See   accompanying   notes   to   unaudited   financial statements.


                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)



                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)






                                                                     Period From                            Cumulative From
                                                Three Months        April 11, 2003                           April 11, 2003
                                                    Ended           (Inception) to     Six Months Ended      (Inception) to
                                                June 30, 2004       June 30, 2003        June 30, 2004        June 30, 2004
                                              ------------------  ------------------- ------------------- --------------------
General and administrative expenses             $        81,592                    -   $         193,110   $          348,692
                                              ------------------  ------------------- ------------------- --------------------
       Operating loss                                   (81,592)                   -            (193,110)            (348,692)

Other income:
       Interest income                                      103                    -                 846                1,741
       Interest on trust fund investment                 48,452                    -              94,246              160,694
                                              ------------------  ------------------- ------------------- --------------------
       Total other income                                48,555                    -              95,092              162,435
                                              ------------------  ------------------- ------------------- --------------------
 Net loss                                       $       (33,037)                   -   $         (98,018)  $         (186,257)
                                              ==================  =================== =================== ====================





                                                                     Period From                            Cumulative From
                                                Three Months        April 11, 2003                          April 11, 2003
                                                    Ended           (Inception) to     Six Months Ended     (Inception) to
                                                June 30, 2004       June 30, 2003        June 30, 2004       June 30, 2004
                                              ------------------  ------------------- ------------------- --------------------
 Weighted average shares of common
   stock outstanding

       Basic and diluted                              4,775,000              750,000           4,775,000            4,775,000
                                              ==================  =================== =================== ====================

  Loss per common share

       Basic and diluted                        $          (.01)                   -   $            (.02)  $             (.04)
                                              ==================  =================== =================== ====================


                         See   accompanying   notes   to   unaudited   financial statements.





                                             MILLSTREAM ACQUISITION CORPORATION
                                          (a corporation in the development stage)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                    Period From      Cumulative
                                                                                                     April 11,     From April 11,
                                                                                                        2003            2003
                                                                                Six Months Ended   (Inception) to  (Inception) to
                                                                                  June 30, 2004     June 30, 2003   June 30, 2004
                                                                               -----------------------------------------------------
Cash flows from operating activities:
Net loss                                                                         $         (98,018)                 $      (186,257)
Adjustments to reconcile net loss to net cash used in operating activities:
   Change in operating assets and liabilities:
    Decrease (increase) in prepaid expenses and other current assets                        46,270                          (43,000)
    (Decrease) increase in accounts payable and accrued expenses                           (27,712)                          15,353
                                                                               --------------------                 ----------------
      Net cash used in operating activities                                                (79,460)                        (213,904)
                                                                               --------------------                 ----------------

Cash flows from investing activities:
Investments held in trust fund                                                             (94,246)                     (20,845,444)
Prepaid acquisition costs                                                                 (320,478)                        (320,478)
                                                                               --------------------                 ----------------
      Net cash used in investing activities                                               (414,724)                     (21,165,922)
                                                                               --------------------                 ----------------

Cash flows from financing activities:
Proceeds from sale of shares of common stock to initial stockholders                            --     $     25,039          25,039
Proceeds from note payable, shareholder                                                         --           35,000          35,000
Repayment of note payable, shareholder                                                          --               --         (35,000)
Costs associated with initial public offering                                                   --          (36,562)             --
Proceeds from public stock offering of 4,025,000 units, net of underwriting
   discount and offering expenses                                                               --               --      21,417,726
                                                                               -----------------------------------------------------
      Net cash provided by financing activities                                                 --           23,477      21,442,765
                                                                               -----------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                      (494,184)          23,477          62,939
Cash and cash equivalents at beginning of period                                           557,123               --              --
                                                                               -----------------------------------------------------
Cash and cash equivalents at end of period                                      $           62,939   $       23,477  $       62,939
                                                                               =====================================================



                         See   accompanying   notes   to   unaudited   financial statements.



                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial statements are unaudited and include the accounts of Millstream Acquisition Corporation (a corporation in the development stage) ("the Company") and its inactive subsidiary, N Merger L.L.C.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its operations and its cash flows for the three months and six months ended June 30, 2004. The Company commenced operations effective August 29, 2003. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. All activity through August 28, 2003 related to the Company's formation and preparation of its initial public offering ("the Offering").

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

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (February 28, 2005), or 24 months from the consummation of the Offering (August 28, 2005) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the offering price per share in the Offering due to costs related to the Offering, general and administrative expenses incurred prior to the liquidation event. There will be no distributions in respect to the Company's warrants (see Note 5). On March 9, 2004, the Company entered into a definitive merger agreement (see Note 6).

3.  Investments Held in Trust

Investments held in trust as of June 30, 2004 are primarily comprised of a zero coupon United States treasury bill with a face value of $20,845,000 purchased at a discount of 99.9269% due July 1, 2004 and are carried on the Company's financial statements at $20,845,444, which includes accreted interest and the trust cash account.

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                                  Cumulative From
                                                             Three Months                          April 11, 2003
                                                                Ended          Six Months Ended    (Inception) to
                                                            June 30, 2004       June 30, 2004       June 30, 2004
                                                           -------------------------------------------------------

Numerator:  Net loss                                           $ (33,037)         $ (98,018)         $ (186,257)

Denominator:  Average common shares outstanding                 4,775,000         4,775,000           4,775,000

Basic and diluted earnings per share                           $     (.01)        $    (.02)         $     (.04)


                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.  Earnings per Share (continued)

Operations commenced subsequent to the Offering, therefore, average common shares outstanding reflect shares issued in the Offering. No computation for diluted earnings per share was prepared for the Redeemable Common Stock Purchase Warrants, the underwriters' option (see Note 5) and other warrants (see Note 8) that were outstanding at June 30, 2004 to purchase an aggregate of 9,145,000 shares of common stock at $5.00 per share, $6.00 per share and $8.50 per share, respectively, because exercise of the warrants and underwriters' option would have had an antidilutive effect on loss per share.

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

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2004, no shares of preferred stock have been issued.

Common Stock Reserved
The Company has 9,145,000 shares of common stock reserved for issuance upon exercise of the Warrants and the underwriters' option.

6.  Merger

On March 9, 2004, the Company entered into a definitive merger agreement with NationsHealth Holdings, L.L.C. ("NationsHealth"), a privately held company based in Sunrise, Florida that provides medical products and pharmacy benefits to Medicare participants and other senior citizens. Upon consummation of the merger, Millstream will change its name to NationsHealth, Inc. As a result of the merger, the members of NationsHealth will receive an aggregate of $3,000,000 and the membership interests in NationsHealth will be converted into

                       MILLSTREAM ACQUISITION CORPORATION
                    (a corporation in the development stage)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.  Merger (continued)

shares of common stock of the Company. Following the merger, the members of NationsHealth will own approximately 81.7% of the outstanding common stock of the combined company. The consummation of the merger is subject to customary closing conditions, including the approval of the merger agreement by our stockholders. In addition, as the merger will constitute a Business Combination, in order for us to consummate the merger, holders of less than 20% of the shares of our common stock may vote against the merger and elect to convert their shares of common stock into a pro rata share of the Trust Fund.

On April 9, 2004, the Company filed a Registration Statement on Form S-4/Proxy Statement with the Securities and Exchange Commission. The Registration Statement on Form S-4 will register the issuance of the securities that will be tendered to the members of NationsHealth as merger consideration. The Proxy Statement is for a special meeting of our stockholders at which our stockholders will vote on the merger and the adoption of a stock incentive plan. Assuming that we receive the requisite vote of our stockholders, we anticipate consummating the merger promptly after the date of this special meeting of stockholders. Amendments to the Registration Statement on Form S-4 were filed on June 4, 2004 and July 1, 2004. On August 9, 2004, the Company filed a Preliminary Proxy Statement on Schedule 14A with the Securities and Exchange Commission. On August 13, 2004, the Company withdrew the filing of the Registration Statement on Form S-4 as the securities issued in the merger will be issued in a private placement transaction and, thus, registration of such securities is not necessary.

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

8.  Warrants

On March 9, 2004, the Company granted warrants to purchase an aggregate of 45,000 shares of common stock at an exercise price of $8.50 per share to three consultants who assisted in the due diligence investigation of NationsHealth and other aspects of the merger. The consultants are all employed by companies affiliated with directors of the Company. The warrants are exercisable for a period of seven years from the date on which the merger is completed and the value of the warrants is not significant to the Company.

9.  Contingent Liabilities

The Company has incurred approximately $140,000 of contingent fees and expenses related to the merger (see Note 6). Final negotiated amounts will be accrued at such time as they become fixed and determinable and the merger has been consummated.

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

On March 9, 2004, we entered into a merger agreement with NationsHealth Holdings, LLC, a provider of medical products and pharmacy benefits to Medicare participants and other senior citizens. Pursuant to the merger agreement, NH Merger, LLC, our wholly owned subsidiary, will merge with and into NationsHealth and NationsHealth will be the surviving company. Upon consummation of the merger, NationsHealth will be our wholly owned subsidiary and we will change our name to NationsHealth, Inc.

As a result of the merger, the members of NationsHealth will receive an aggregate of $3,000,000 and the membership interests of NationsHealth will be converted into shares of our common stock. Following the merger, the members of NationsHealth will own approximately 81.7% of the outstanding common stock of the combined company.

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

The consummation of the merger is subject to customary closing conditions, including the approval of the merger agreement by our stockholders. In addition, in order for us to consummate the merger, holders of less than 20% of the shares of our common stock may vote against the merger and elect to convert their shares of common stock into a pro rata share of the trust account in which a substantial portion of the net proceeds of our initial public offering are deposited. On April 9, 2004, we filed a Registration Statement on Form S-4/Proxy Statement with the Securities and Exchange Commission. The Registration Statement on Form S-4 will register the issuance of the securities that will be tendered to the members of NationsHealth as merger consideration. The Proxy Statement is for a special meeting of our stockholders at which our stockholders will vote on the merger and the adoption of a stock incentive plan. Assuming that we receive the requisite vote of our stockholders, we anticipate consummating the merger promptly after the date of this special meeting of stockholders. Amendments to the Registration Statement on Form S-4 were filed on June 4, 2004 and July 1, 2004. On August 9, 2004, the Company filed a Preliminary Proxy Statement on Schedule 14A with the Securities and Exchange Commission. On August 13, 2004, the Company withdrew the filing of the Registration Statement on Form S-4 as the securities issued in the merger will be issued in a private placement transaction and, thus, registration of such securities is not necessary.

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

Net loss of $33,037 reported for the quarter ended June 30, 2004 consists primarily of $33,000 expense for director and officer liability insurance, $22,500 expense for the monthly administrative services agreement, $7,408 for professional fees and $18,684 for other expenses. Income on the trust fund investment was $48,452 and other interest income was $103. Net loss of $98,018 reported for the six months ended June 30, 2004 consists primarily of $66,000 expense for director and officer liability insurance, $45,000 expense for the monthly administrative services agreement, $60,307 for professional fees and $21,803 for other expenses. Income on the trust fund investment was $94,246 and other interest income was $846.

We received net proceeds of $21,417,726 in our initial public offering. After depositing $20,685,000 in the trust fund, we have used the balance of the net proceeds totaling $732,726 as follows:

Acquisition related costs                                        $ 324,230
Directors and officers insurance policy for one year               132,000
Professional fees (attorneys, accountants, consultants)             71,000
Federal and state taxes, including franchise/capital stock taxes    15,130
Administrative services fee                                         82,500
Other operational costs                                             42,663
Remaining cash at July 31, 2004                                     65,203



Through July 31, 2004, we have paid $324,230 of costs relating to the merger, including $250,000 to NationsHealth upon execution of the merger agreement. NationsHealth will reimburse us the sum of $250,000 if the merger agreement is terminated under certain circumstances. As of July 31, 2004, we have approximately $65,000 in cash and cash equivalents, excluding the trust fund. We believe that we have sufficient available funds outside of the trust fund to operate until the merger is consummated, or, in the case of termination of the merger and the reimbursement of the $250,000, we believe we have sufficient funds to operate through 2004 and into 2005. Anticipating closure of the merger within two months, we estimate costs of approximately $15,000 for the administrative fee payable to 400 Building LLC ($7,500 per month for two months), $10,000 of expenses in legal and accounting fees relating to quarterly SEC reporting obligations and $40,000 for merger-related costs and general corporate working capital. To the extent that merger-related costs exceed amounts available outside the trust fund, trust fund assets will be used to fund the excess costs of the merger if the merger is completed and the trust fund assets are released to us.

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


                        ITEM 3 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that significantly affect these controls during the quarter ended June 30, 2004.

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

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
  No.                          Description
-------  -----------------------------------------------------------------------
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

         None.

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


Date:  August 13, 2004