Form 10QSB
period 2004-09-30
NationsHealth, Inc.
filed 2004-11-10
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number: 000-50348

NATIONSHEALTH, INC.

(Exact name of Small Business Issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	06-1688360 (I.R.S. Employer Identification No.)

13650 NW 8th Street, Sunrise, FL (Address of principal executive offices)	33325 (Zip Code)

Issuers’s telephone number, including area code: 954-903-5000

     Indicate by check mark whether the Small Business Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     As of the close of business on November 10, 2004, the issuer had 26,174,700 shares of common stock, $0.0001 par value issued and outstanding.

NATIONSHEALTH, INC.

QUARTERLY REPORT ON FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONSHEALTH, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,433	$1,412
Certificate of deposit	100	—
Accounts receivable, net of allowance of approximately $11,324 and $3,526, respectively	5,439	2,761
Inventories	1,574	834
Costs related to billings in process, net	1,522	854
Investment held in trust	2,000	—
Prepaid expenses and other	255	32

Total current assets	16,323	5,893
Property and equipment, net	1,502	684
Other assets	312	52

Total assets	$18,137	$6,629

LIABILITIES AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$5,267	$4,124
Accounts payable, related party	3,673	954
Accrued expenses	2,055	1,063
Refundable deposit	75	100

Total current liabilities	11,070	6,241

Long-Term Debt:
Lines of credit	2,706	800
Notes payable to members	—	1,343

Total long-term debt	2,706	2,143

Commitments and contingencies
Stockholders’ Equity / Members’ Deficiency:
Common stock	3	—
Additional paid-in capital	18,483	—
Preferred members’ interests — voting	—	400
Preferred members’ interests — nonvoting	—	3,741
Class B interests	—	35
Accumulated deficit	(14,125)	(5,931)

Total stockholders equity / members’ deficiency	4,361	(1,755)

Total liabilities and stockholders equity / members’ deficiency	$18,137	$6,629

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

NATIONSHEALTH, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenue:
Net sales	$19,383	$5,384	$50,078	$15,098
Prescription card fees, net	704	186	1,893	362

	20,087	5,570	51,971	15,460
Cost of Sales	6,688	1,720	17,582	7,267

Gross Profit	13,399	3,850	34,389	8,193

Operating Expenses:
Customer acquisition and related costs	4,188	1,642	15,490	3,346
Personnel costs	3,478	1,225	10,162	2,991
Provision for doubtful accounts	3,533	982	9,128	1,976
Selling, general and administrative	2,559	744	6,759	1,611
Depreciation and amortization	139	34	334	71

	13,897	4,627	41,873	9,995

Loss from Operations	(498)	(777)	(7,484)	(1,802)

Other Income (Expenses):
Interest income	—	—	2	—
Interest expense	(390)	(50)	(712)	(127)

	(390)	(50)	(710)	(127)

Net Loss	$(888)	$(827)	$(8,194)	$(1,929)

Net income per weighted average share:
Basic	$(0.03)	$(0.03)	$(0.31)	$(0.07)

Diluted	$(0.03)	$(0.03)	$(0.31)	$(0.07)

Weighted average shares outstanding:
Basic	26,150	26,150	26,150	26,150
Diluted	26,150	26,150	26,150	26,150

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

NATIONSHEALTH, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(8,194)	$(1,929)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	334	71
Provision for doubtful accounts	9,128	1,976
Changes in operating assets and liabilities:
(Increase) in:
Accounts receivable	(11,806)	(3,227)
Inventories	(740)	(517)
Costs related to billings in process	(668)	(365)
Prepaid expenses and other assets	(483)	(13)
Increase (decrease) in:
Accounts payable and accrued expenses	2,128	2,853
Accounts payable, related party	2,719	387
Refundable deposit	(25)	—

Net cash and cash equivalents used in operating activities	(7,607)	(764)

Cash Flows from Investing Activities:
Purchase of certificate of deposit	(100)	—
Investment of funds held in trust	(2,000)	—
Acquisition of property and equipment	(1,152)	(450)

Net cash and cash equivalents used in investing activities	(3,252)	(450)

Cash Flows from Financing Activities:
Proceeds from reverse merger	20,270	—
Payments for conversion of membership interests	(3,000)	—
Payments for merger costs, net	(2,953)	—
Proceeds from member notes payable	—	1,541
Principal payments on member notes payable	(1,343)	(842)
Net draws on overadvance facility and lines of credit	1,906	428

Net cash and cash equivalents provided by financing activities	14,880	1,127

Net Increase (Decrease) in Cash and Cash Equivalents	4,021	(87)
Cash and Cash Equivalents, Beginning	1,412	91

Cash and Cash Equivalents, Ending	$5,433	$4

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

NATIONSHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated and combined financial statements of NationsHealth, Inc. (the “Company”), formerly Millstream Acquisition Corporation, and the notes thereto have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission, or SEC. These unaudited condensed consolidated and combined financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The Company manages its business as one reportable segment.

     The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of annual results. The unaudited condensed consolidated and combined financial statements included herein should be read in conjunction with the audited condensed consolidated and combined financial statements of NationsHealth Holdings, LLC and the notes thereto that are included in the definitive proxy materials that were filed with the SEC on August 17, 2004.

2. BUSINESS OPERATIONS

     The Company provides direct home delivery of diabetes, respiratory and ostomy supplies reimbursable by Medicare under Part B of the Medicare Program. To date, the supply of diabetes, respiratory and ostomy products has represented approximately 97% of the Company’s revenues.

     The Company also has a discount prescription card program, with over 1,900,000 individuals currently enrolled, which entitles cardholders to receive a discount on certain prescription drugs at their local pharmacy. The Company receives a fee, net of an administrative and processing fee, of $0.70 each time a cardholder saves money with the card. The revenue is presented net of related costs in the accompanying financial statements. These costs were approximately $264,000 and $80,000 for the three months ended September 30, 2004 and 2003, respectively, and approximately $750,000 and $177,000 for the nine months ended September 30, 2004 and 2003, respectively.

     In May 2004, the Company began offering Medicare-eligible customers the opportunity to participate in the Medicare-approved prescription drug card program, called “PrecisionDiscounts,” through its arrangement with WellPoint Pharmacy Management (“Wellpoint”). There are currently over 200,000 individuals enrolled in the Precision Discounts program. The Company is responsible for many aspects of the Precision

Discounts program including: verifying Medicare eligibility of members; handling enrollment and disenrollment of members; handling fulfillment of enrollment cards; operating a call center to handle all customer service functions; and handling all direct-to-consumer advertising and marketing for the program

3. ORGANIZATION AND CAPITALIZATION

     Millstream Acquisition Corporation (“Millstream”) was formed on April 11, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination. On August 28, 2003, Millstream’s initial public offering (the “Offering”) was consummated. Of the approximately $21,418,000 in net proceeds raised by Millstream in the Offering, $20,685,000 was placed in trust for a potential business combination and the remaining proceeds were available for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

4. MERGER AND ACCOUNTING TREATMENT

     On March 9, 2004, Millstream entered into a definitive merger agreement with NationsHealth Holdings, L.L.C. (“NationsHealth Holdings”), a privately held company based in Sunrise, Florida. On August 30, 2004, the shareholders of Millstream voted to approve the merger agreement. Upon consummation of the merger on August 31, 2004, Millstream changed its name to NationsHealth, Inc. (“NationsHealth”), and the membership interests in NationsHealth Holdings were converted into a total of 21,375,000 shares of the Company’s common stock, or approximately 81.7% of the subsequently outstanding common stock of the combined company. Immediately prior to the merger, the amount held in trust for purposes of completing a business combination was $20,882,000. After payments totaling $3,186,000 for professional fees and other costs related to the merger, $3,000,000 to NationsHealth Holdings members, $2,873,000 to repay debt and $2,000,000 placed in an escrow account to satisfy any damages under an indemnification agreement to existing stockholders of Millstream as of prior to the consummation of the merger, approximately $9,823,000 remained available to the combined company for working capital purposes. Subsequent to the closing of the merger the Company used a significant portion of these proceeds to pay vendors, thereby reducing payables by over $5,000,000 from the balance as of June 30, 2004.

     The merger was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, NationsHealth Holdings was treated as the acquiring company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of NationsHealth Holdings issuing stock for the net monetary assets of Millstream, consisting of $11,823,000 of cash and escrow funds, accompanied by a recapitalization. The net monetary assets of the Company were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The financial position, operations and cash flows reflected in this document as of the dates and for the periods prior to the merger are those of NationsHealth Holdings. The accumulated deficit of NationsHealth Holdings was carried forward to the combined company.

5. RECLASSIFICATION

     Certain prior period amounts have been reclassified to conform to the current period presentation.

6. REVENUE RECOGNITION

     Revenue related to product sales is recognized upon shipment to customers who have placed orders, provided that risk of loss has passed to the customer and we have received and verified the required written forms, if applicable, to bill Medicare, other third-party payors, and customers. Revenue is recorded at amounts expected to be collected from Medicare, other third-party payors, and directly from customers. Revenue is not recognized for product shipments until that period in which we have collected and verified the required documentation. The costs related to these billings in process are deferred and charged to expense at the time the related revenue is recognized.

     Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Revenue amounts billed in excess of the government-determined reimbursement prices are excluded from revenue and, therefore, contractual allowances are not significant. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement prices for reimbursable products. We bill the remaining balance based upon the government-determined pricing to either third-party payors or directly to customers. Amounts due from customers represent a disproportionately higher amount of our bad debts. Revenue from Medicare represents approximately 75% of net revenue in our 2004 financial statements.

     Pursuant to our discount prescription drug card program, we receive a transaction-based fee, net of an administrative and processing fee, of $0.70 from the retailer each time a cardholder saves money with the card. Revenue is recognized in the month the transaction occurs and is presented net of related costs in our financial statements. Beginning in the third quarter of 2004, we also began recognizing revenue from manufacturer rebates for customer purchases of certain drugs using the card.

7. ACCOUNTS RECEIVABLE

     The Company does business and extends credit based on an evaluation of the financial condition of the third party payors and customers generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. A significant portion of accounts receivable is owed by Medicare, substantially all of which is expected to be collected in full. The balance of accounts receivable is primarily due from third party payors or customers and is subject to credit risk. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances based on historical collection, write-off experience, current trends, credit policy, and an analysis of accounts receivable by category.

8. INVENTORY

     Inventories are comprised of diabetes and respiratory medical supplies and are stated at the lower of cost, as determined on the average cost method, or market.

9. COSTS RELATED TO BILLINGS IN PROCESS

     Due to the medical nature of the products the Company provides, customers, on occasion, request supplies before the Company has received the required written forms, if applicable, to bill Medicare and other third party payors. As a result, the Company has deferred the costs related to such billings in process. This includes the cost of the inventory shipped to customers for which the Company has received an order, has not yet received required written documents and, therefore, has not recognized revenue. These costs are presented net of a valuation allowance ($333,000 as of September 30, 2004 and $183,000 as of December 31, 2003) based upon the Company’s historical experience with the collection of documents required to bill Medicare and other customers, and are charged to cost of sales at the time the related revenue is recognized.

10. INVESTMENT HELD IN TRUST

     Investment held in trust, as of September 30, 2004, was comprised of cash placed in an escrow account with a bank to satisfy any damages under an indemnification agreement to existing stockholders of Millstream as of prior to the consummation of the merger. If there are no such claims, the funds will be released to the Company from escrow on August 31, 2005.

11. RELATED PARTY TRANSACTIONS

Medical Benefit Distribution Agreement

     Effective October 1, 2003, NationsHealth Holdings entered into a distribution agreement with a vendor who subsequently acquired a membership interest in NationsHealth Holdings on October 30, 2003, which was subsequently converted into common stock of the combined Company. The agreement requires the Company to make minimum annual purchases of diabetes supplies over the term of the agreement, which expires on December 31, 2006 (see Note 13).

     For the three-month and nine-month periods ended September 30, 2004, the Company had total purchases from this vendor of approximately $2,249,000 and $7,545,000, respectively, and approximately $856,000 and $311,000 in inventory as of September 30, 2004 and December 31, 2003, respectively. Additionally, the Company had accounts payable to this vendor of approximately $3,673,000 and $954,000 as of September 30, 2004 and December 31, 2003, respectively.

Notes Payable to Members

     As of December 31, 2003 NationsHealth Holdings had notes payable to members of $1,343,000. These notes, with interest of 12% per annum, were unsecured and due on October 30, 2006. The Company incurred interest expense on these notes of approximately $58,000 and $42,000 for the three-month periods ended September 30, 2004 and September 30, 2003, respectively, and approximately $230,000 and $105,000 for the nine-month periods ended September 30, 2004, and September 30, 2003, respectively. Upon consummation of the merger, these notes were repaid in full.

12. LINES OF CREDIT

	September 30,	December 31,
	2004	2003
	(in thousands)
$10,000,000 maximum revolving credit agreement, limited by a borrowing base. Interest is the higher of prime plus 2.5% or 4.0%, plus certain additional fees and charges. See additional terms below.	$2,706	$—
$500,000 secured line of credit with a bank. Interest was at prime plus 1%, payable monthly. The line was repaid with the proceeds from the new revolving credit facility and terminated on April 30, 2004.	—	400
$400,000 secured line of credit with a bank. Interest was stated at 2.5%, payable monthly. The line was repaid with the proceeds from the new revolving credit facility and terminated on April 30, 2004.	—	400

	$2,706	$800

     The lines of credit existing as of December 31, 2003 were repaid in full with the proceeds from a new revolving credit agreement entered into on April 30, 2004, which was subsequently amended in June, August and November. Under the amended agreement, the available funding is limited by a borrowing base, which is comprised of a percentage of eligible accounts receivable and inventory, as defined, up to a maximum of $10,000,000, maturing on April 30, 2007. The revolving line bears interest at the higher of prime plus 2.5% or 4.0%. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA as defined, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum available cash balances, as defined.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

     The Company has entered into distribution agreements with certain vendors. The agreements require the vendors to provide medical supplies to the Company for sale to Medicare eligible customers. The agreements expire at various times through

December 31, 2006, provide for pricing allowances based on purchase volumes and require the Company to make minimum annual purchase commitments. The agreements restrict the Company from selling medical supplies to other distributors and wholesalers. In certain instances, the Company was not in compliance with certain of these provisions; however, the Company believes that it currently has a good relationship with these vendors and is presently in substantial compliance with the terms of the agreements. The Company met its purchase commitments for 2004 and has future purchase commitment requirements as follows (in thousands):

	Related	Other
Year ending December 31:	Party (See Note 11)	Vendors	Total
2005	$14,301	$925	$15,266
2006	28,931	——	28,931

	$43,232	$925	$44,157

Letter of Credit

     In February 2004, a major supplier required the Company to provide an irrevocable standby letter of credit in the amount of $100,000. The letter of credit is secured by a certificate of deposit. The certificate of deposit matures on January 14, 2005 and pays interest at 1.44%.

Operating Leases

     The Company leases its operating facilities and certain equipment under non-cancelable operating leases expiring at various dates through September 1, 2010. Rent will be recognized on a straight-line basis over the life of the lease. Future minimum lease payments as of September 30, 2004, are as follows (in thousands):

Year ending December 31:
2004	$246
2005	993
2006	806
2007	731
2008	707
Thereafter	1,201

$4,684

     Rent expense was $196,000 and $31,000 for the three-month periods ended September 30, 2004 and September 30, 2003, respectively, and $341,000 and $80,000 for the nine-month periods ended September 30, 2004 and September 30, 2003, respectively.

Employment Agreements

     The Company has employment agreements with three of its executive officers. In addition to salary, bonuses and benefits, these agreements also provide for termination benefits if the agreement is terminated by the Company for reasons other than cause or by the executive for good reason or disability, each as defined in the agreement. In these cases, then the executive is entitled to:

•	an amount equal to base salary for twenty-four months;

•	in the event of the executive’s disability, medical insurance during the period the executive’s spouse or the executive is eligible to receive benefits under COBRA;

•	immediately vest all stock options or restricted stock previously granted to the executive; and

•	require the Company to purchase from the executive up to $3,000,000 worth of shares of the Company’s common stock. In lieu of a cash payment, the Company may arrange the sale of the shares to a third party or register the resale of the shares, in which case the executive shall receive at least $3,000,000. If the Company decides to purchase the shares from the executive and one or both of the other executives exercises their rights to sell at the same time, then the Company may pay the funds to the executives over two or three years, as appropriate, in equal amounts pro-rata among the executives.

14. STOCKHOLDERS’ EQUITY

The Offering

     On August 28, 2003, Millstream sold 4,025,000 units (“Units”) in the Offering, which included the 525,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. The Warrants, which expire August 25, 2007, are redeemable at a price of $.01 per Warrant upon 30 days notice, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, Millstream issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.00 per share, but otherwise have the same terms and conditions as the Warrants. Separate trading of the Common Stock and Warrants underlying the Company’s Units commenced on September 9, 2003.

Warrants

     On March 9, 2004, Millstream granted warrants, which expire on August 31, 2011, to purchase an aggregate of 45,000 shares of common stock at an exercise price of $8.50 per share to three consultants who assisted in the due diligence investigation of NationsHealth Holdings and other aspects of the merger. The consultants were all employed by companies affiliated with directors of Millstream.

Preferred Stock

     The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2004, no shares of preferred stock have been issued.

Common Stock Reserved

     The Company has 9,145,000 shares of common stock reserved for issuance upon exercise of the Warrants and the underwriters’ option.

Stock Option Plan

     On August 30, 2004, the shareholders of the Company voted to adopt the NationsHealth, Inc. 2004 Stock Option Plan (the “Plan”). The purpose of the stock option plan is to enable the Company to offer directors, officers and other key employees and consultants stock options in the Company, thereby attracting, retaining, and rewarding these participants and strengthening the mutuality of interests between these participants and the Company’s stockholders. A total of 1,900,000 shares of the Company’s common stock have been reserved for issuance under the Plan. As of September 30, 2004, no options had been granted. On October 22, 2004, options were granted to employees and directors to purchase 1,208,125 shares at the closing price for that day of $6.87.

     The Company accounts for its stock options plan under the intrinsic value and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this method, compensation cost for stock options granted to directors or employees is measured as the excess, if any, of the estimated market price of the Company’s stock at the date of the grant of the amount an employee must pay to acquire the stock. The Company provides additional disclosures required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”

     The Financial Accounting Standards Board recently issued a Proposed Statement of Financial Accounting Standards entitled “Share-Based Payment.” This Proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The company intends to monitor developments in the process of adoption of the Proposed Statement, and to implement such changes in its accounting for stock-based compensation as may be required upon the adoption of the final statement.

15. EARNINGS PER SHARE

     As discussed in Note 4, Merger and Accounting Treatment, the historical results prior to September 1, 2004, reflected in these unaudited condensed consolidated and combined financial statements are those of NationsHealth Holdings, for which there was no common stock outstanding. To provide comparability of all periods presented for earnings per share amounts, the total shares outstanding immediately after consummation of the merger were deemed to be outstanding from the beginning of all periods presented. Since the exercise of the warrants and underwriters’ option would have had an antidilutive effect, diluted earnings per share did not include common stock equivalents.

16. SHIPPING COSTS

     Shipping costs, which are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated and combined financial statements, were $1,085,000 and $361,000 for the three-month periods ended September 30, 2004 and September 30, 2003, respectively, and $3,093,000 and $777,000 for the nine-month periods ended September 30, 2004 and September 30, 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-QSB contains forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. We use words such as “anticipates”, “believes”, “plans”, “expects”, “future”, “intends”, “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue” and similar expressions to identify these forward-looking statements. These statements involve risks and uncertainties that may cause results to differ materially from those set forth in the statements. No forward-looking statement can be guaranteed, and actual results may differ materially from those projected. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including, but not limited to, those listed in the section entitled “Risk Factors” contained elsewhere in this document.

Background

     Millstream Acquisition Corporation (“Millstream”) was formed on April 11, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination. On August 28, 2003, Millstream’s initial public offering was consummated. Of the approximately $21,418,000 in net proceeds from the offering, $20,685,000 was placed in trust to be used for a potential business combination and the remaining proceeds were available for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

     On March 9, 2004, Millstream entered into a definitive merger agreement with NationsHealth Holdings, L.L.C. (“NationsHealth Holdings”), a privately-held company based in Sunrise, Florida. On August 30, 2004, the shareholders of Millstream voted to approve the merger agreement. Upon consummation of the merger on August 31, 2004, Millstream changed its name to NationsHealth, Inc. (“NationsHealth” or the “Company”), and the membership interests in NationsHealth Holdings were converted into a total of 21,375,000 shares of the Company’s common stock, or approximately 81.7%, of the subsequently outstanding common stock of the combined company. Immediately prior to the merger, the amount held in trust for purposes of completing the combination was $20,882,000. After payments totaling $3,186,000 for professional fees and other costs related to the merger, $3,000,000 to NationsHealth Holdings members, $2,873,000 to repay debt and $2,000,000 placed in an escrow account to satisfy any damages under an indemnification agreement to existing stockholders of Millstream as of prior to the consummation of the merger, approximately $9,823,000 remained available to the combined company for working capital purposes. Subsequent to the closing of the merger the Company used a significant portion of these proceeds to pay vendors, thereby reducing payables by over $5,000,000 from the balance as of June 30, 2004.

Merger Accounting Treatment

     The merger was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, NationsHealth Holdings was treated as the acquiring company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of NationsHealth Holdings issuing stock for the net monetary assets of Millstream, consisting of $11,823,000 of cash and escrow funds, accompanied by a recapitalization. The net monetary assets of the Company were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The financial position, operations and cash flows reflected in this document as of the dates and for the periods prior to the merger are those of NationsHealth Holdings. The accumulated deficit of NationsHealth Holdings was carried forward to the combined company.

Business

     We are a growing provider of prescription discount services and direct home delivery of diabetes, respiratory and ostomy supplies reimbursable by Medicare under Part B of the Medicare Program. We focus on providing services and supplies to the approximately 40 million Medicare beneficiaries in the United States without prescription drug coverage. Our proprietary information system enables us to individually enroll customers and proactively manage their prescription and select medical supply needs. To date, the supply of diabetes, respiratory and ostomy products has represented approximately 97% of our revenues. This business has grown rapidly, primarily from our television advertising program. Our continued future growth over the next six to twelve months will depend, to a large extent, on the amount we spend on television advertising. Other opportunities to expand our business include our recently launched relationship with Wellpoint Pharmacy Management (“Wellpoint”) and retail initiative, both of which are described below. Additionally, we have recently expanded our product line to include ostomy supplies and plan further expansion to include specialty pharmaceuticals. Conversely, we expect revenues from respiratory supplies to be negatively impacted by significant reductions in Medicare reimbursement rates to become effective January 1, 2005.

Discount Prescription Cards

     In addition to providing direct home delivery of diabetes, respiratory and ostomy supplies, we have a discount prescription card business, with over 1,900,000 individuals currently enrolled. These “United States Pharmaceutical Group Prescription Cards” entitle cardholders to save on prescriptions at their local pharmacy. We receive a fee, net of an administrative and processing fee, of $0.70 each time a customer saves money with the card. We also offer Medicare-eligible customers the opportunity to participate in the Medicare-approved prescription drug card program, called “PrecisionDiscounts,” through our relationship with Wellpoint. There are currently over 200,000 individuals enrolled in the PrecisionDiscounts program. We are responsible for many aspects of the PrecisionDiscounts discount card program including: verifying Medicare eligibility of members; handling enrollment and disenrollment of members; handling fulfillment of enrollment cards; operating a call center to handle all customer service functions; and

handling all direct-to-consumer television advertising for the program. Through September 30, 2004, revenue from the PrecisionDiscounts program has not been significant.

Retail Initiative

     Recognizing an opportunity to expand our customer base and improve accessibility of diabetes products, we launched our retail initiative in April of 2004. Traditionally, Medicare beneficiaries purchasing diabetes supplies at retail pharmacies pay up-front for the supplies and then must seek reimbursement from Medicare and other third-party payors.

     Under our retail initiative, Medicare beneficiaries have the convenience of purchasing our diabetes supplies from a retail pharmacy, just as they would their medications. They do not, however, incur any up-front expense for their diabetes supplies, and we seek reimbursement from Medicare and other third-party payors subject to any customer co-pay and/or deductible. We have combined our expertise in Medicare billing and regulatory compliance with the accessibility of nationwide pharmacies to create an additional convenient, consumer-friendly mechanism for Medicare beneficiaries to receive their diabetes supplies at retail locations.

     We recently entered into our first distribution agreement under this retail initiative with Kmart. Pursuant to the agreement, we supply diabetes products and provide Medicare reimbursement services at specified store locations nationwide. We are examining opportunities to expand the types of products offered under our retail initiative. Subject to our satisfying certain volume requirements, the term of the agreement is for three years. We expect to begin recognizing revenue from this initiative during the fourth quarter of 2004.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements we are required to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. These estimates include assessing the allowance for doubtful accounts, determination of appropriate Medicare reimbursement rates, the valuation of inventories, and the costs related to billings in process and related allowance. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from the estimates if past experience or other assumptions do not turn out to be substantially accurate.

     The following summaries should be read in conjunction with the audited financial statements and the related notes included in our definitive proxy statement filed with the Securities and Exchange Commission on August 17, 2004. While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We believe the policies that fall within this category are the policies on revenue recognition, accounts receivable and the allowance for doubtful accounts, costs related to billings in process, inventories, and advertising and promotion expenses.

Revenue Recognition

     We recognize revenue related to product sales upon shipment to customers who have placed orders, provided that risk of loss has passed to the customer and we have received and verified the required written forms, if applicable, to bill Medicare, other third-party payors, and customers. Revenue is recorded at amounts expected to be collected from Medicare, other third-party payors, and directly from customers. Revenue is not recognized for product shipments until that period in which we have collected and verified the required documentation. The costs related to these billings in process are deferred and charged to expense at the time the related revenue is recognized.

     Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Revenue amounts billed in excess of the government-determined reimbursement prices are excluded from revenue and, therefore, contractual allowances are not significant. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement prices for reimbursable products. We bill the remaining balance based upon the government-determined pricing to either third-party payors or directly to customers. Amounts due from customers represent a disproportionately higher amount of our bad debts. Revenue from Medicare represents approximately 75% of net revenue in our 2004 financial statements.

     Pursuant to our discount prescription drug card program, we receive a transaction-based fee, net of an administrative and processing fee, of $0.70 from the retailer each time a cardholder saves money with the card. Revenue is recognized in the month the transaction occurs and is presented net of related costs in our financial statements. Beginning in the third quarter of 2004, we also began recognizing a minimal amount of revenue from manufacturer rebates for customer purchases of certain drugs using the card. These rebates are included in prescription card fees in the accompanying unaudited condensed consolidated and combined financial statements.

Accounts Receivable and Allowance for Doubtful Accounts

     The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payors as well as our historical collection experience. A significant portion of accounts receivable are owed by Medicare. We base our estimates of accounts receivable collectibility on our historical collection and write-off experience, current trends, our credit policy, and our analysis of accounts receivable by aging category. Changes in judgment regarding these factors will cause the allowance for doubtful accounts to be adjusted.

     Our accounts receivable are generally due from Medicare, other third party payors and our customers. The collection process is time consuming and complex and typically involves the submission of claims to multiple payors whose payment of claims may be contingent upon the payment of another payor. As a result, our collection efforts may be active up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payor classes.

Costs Related to Billings in Process

     Customers, on occasion, request supplies before we have received the required written forms, if applicable, to bill Medicare and other third party payors. As a result, we classify the costs related to such billings as billings in process. This includes the cost of inventory shipped to customers for which we have received a written order, but have not yet received required written documents to bill Medicare and other payors. These costs are presented net of a valuation allowance based upon our historical experience with the collection of documents required to bill Medicare and other payors. These costs are charged to cost of sales at the time the related revenue is recognized.

Inventories

     Inventories are comprised of diabetes and respiratory medical supplies and are stated at the lower of cost, determined on the average cost method, or market. Changes in judgment regarding the recoverability of inventories, primarily the carrying value of inventory shipped to customers where the order is shipped prior to the receipt of the required billing forms, could result in the recording of additional income or expense.

Customer Acquisition and Related Costs

     We expense our customer acquisition and related costs as incurred because these costs are indirect in nature. This accounting results in those expenses being a charge to earnings in the period when incurred, as opposed to capitalizing the amount of such costs which would allow the amount to be classified as an asset and amortized over time.

Recent Developments

Medicare Modernization Act

     On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) became law. The MMA contains provisions affecting the coverage and reimbursement for products we provide.

     The MMA revised Medicare reimbursement rates for certain items of durable medical equipment, including diabetes testing supplies and respiratory drugs. In 2004, Medicare reimbursement amounts for diabetic supplies consisting of testing strips and lancets were frozen at the rates in effect for the 2003 calendar year. Commencing January 1, 2005, reimbursement rates for diabetes test strips and lancets will be reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. Under this provision, reimbursement rules will be reduced by approximately 4.1% for diabetic test strips and 5.4% for lancets. Beginning January 1, 2004, reimbursement for respiratory drugs was reduced from 95% of the average wholesale price (“AWP”) to 80% of the AWP. Beginning January 1, 2005, the law currently in effect would reduce reimbursement for inhalation drugs to 106% of the average price of sales by manufacturers (“ASP”), a new benchmark that will be determined by sales data submitted by the drug manufacturers. On August 5, 2004, the Centers for Medicare and Medicaid Services (“CMS”) published a proposed rule to implement the ASP payment methodology for inhalation drugs. Under this proposed rule, CMS estimates that payment for albuterol and ipratropium, the most common inhalation drugs, will decrease by approximately 89% beginning January 1, 2005. The proposed rule states that CMS expects to increase the dispensing fee it pays to suppliers for dispensing inhalation drugs, from the $5.00 presently in effect.

     Beginning in 2007, the Centers for Medicare & Medicaid Services is required by MMA to begin reimbursing for durable medical equipment, including diabetes testing supplies, furnished in certain geographic areas pursuant to a competitive acquisition program, whereby reimbursement rates will be based on bids submitted by suppliers, and only certain suppliers will be reimbursed for items furnished to program beneficiaries. In combination, we expect the above changes, particularly the reduction in reimbursement rates for respiratory drugs contemplated by the MMA, to have a significant negative impact on our revenues, gross margins, net income and operating cash flows beginning January 1, 2005.

     In addition, beginning January 1, 2005, Medicare coverage will be provided for an initial physical examination for new Medicare beneficiaries and for regular diabetes screening tests for at-risk individuals, which should increase the incidence of diagnosis of diabetes and potentially expand the Medicare market for testing supplies and other diabetes products. The new benefits are subject to certain coverage limitations, and will not be available to all Medicare beneficiaries. This may result in a positive effect on our revenues, although given coverage limitations, the magnitude of the effect is difficult to predict.

     The MMA created a Medicare-approved prescription drug discount card program that became available to Medicare beneficiaries in the spring of 2004. This benefit is voluntary and available to certain Medicare beneficiaries who do not have an existing outpatient prescription drug benefit. Sponsors of these cards will offer Medicare beneficiaries access to outpatient prescription drugs at discounted prices. We contracted with Wellpoint to be its exclusive subcontractor for the provision of enrollment, disenrollment, prescription card fulfillment and customer service for its Medicare-approved discount prescription card program.

     The MMA also establishes a voluntary prescription drug benefit under the Medicare program. Beginning in calendar year 2006, coverage for certain prescription drugs will be available through both prescription drug plans and Medicare Advantage prescription plans. This new benefit will include coverage for insulin and syringes, as well as other prescription drugs.

     Separate and apart from our participation with Wellpoint in providing a Medicare-endorsed Prescription Drug Discount Card, we began distributing our own non-Medicare drug discount card to customers in June 2002. We continue to distribute our card, which allows our customers to obtain discounts for purchases at approximately 48,000 participating pharmacies.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), that clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 was applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 were applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.

     The FASB recently issued a Proposed Statement of Financial Accounting Standards entitled “Share-Based Payment.” This Proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. We intend to monitor developments in the process of adoption of the Proposed Statement, and to implement such changes in our accounting for stock-based compensation as may be required upon the adoption of the final statement.

Stock Option Plan

     On August 30, 2004, the shareholders of the Company voted to adopt the NationsHealth, Inc. 2004 Stock Option Plan (the “Plan”). The purpose of the stock option plan is to enable the Company to offer directors, officers and other key employees and consultants stock options in the Company, thereby attracting, retaining, and rewarding these participants and strengthening the mutuality of interests between these participants and the Company’s stockholders. A total of 1,900,000 shares of the Company’s common stock have been reserved for issuance under the Plan. As of September 30, 2004, no options had been granted. On October 22, 2004, options were granted to employees and directors to purchase 1,208,125 shares at the closing price for that day of $6.87.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Total net revenues increased 261% to $20,087,000 in the three months ended September 30, 2004, as compared to $5,570,000 in the three months ended September 30, 2003. This increase was principally the result of the growth in the revenues from sales of diabetic and respiratory supplies and, to a lesser extent, prescription card fees in the three months ended September 30, 2004, as compared with the three months ended September 30, 2003. The growth in revenues was attributable to the increase in customer reorders and the number of new customers acquired as a result of our advertising program.

     The Company’s 8% sequential revenue growth for the third quarter was lower than the sequential revenue growth for the two prior quarters of 2004. The Company believes this decline in revenue growth resulted primarily from a decrease in advertising expenditures in the third quarter, pending the closing of the merger.

     Cost of sales consists primarily of the cost of medical supplies. Cost of goods sold increased 289% to $6,688,000 in the three months ended September 30, 2004, as compared to $1,720,000 in the three months ended September 30, 2003. This increase was primarily the result of significantly increased product sales.

     Overall gross margins were 66.7% in the three months ended September 30, 2004, as compared with 69.1% in the three months ended September 30, 2003. This decrease in gross margins was primarily the result of a lower percentage of revenues in the third quarter of 2004 from respiratory supplies, which carry higher margins.

     Customer acquisition and related costs increased 155% to $4,188,000 in the three months ended September 30, 2004, as compared to $1,642,000 in the three months ended September 30, 2003. Customer acquisition and related costs were higher primarily due to increased spending for advertising, call center services and fulfillment services. As a percentage of total net revenues, customer acquisition and related costs were 20.8% in the three months ended September 30, 2004, as compared with 29.5% in the three months ended September 30, 2003. The decrease as a percentage of total net revenues was primarily attributable to a higher level of customer reorders, which carry lower customer acquisition and related costs. Advertising rates may fluctuate during the year, which may affect our advertising spending and acquisition of new customers. We may purchase less advertising when rates are higher, which generally occurs in November and December. As a result, the acquisition of new customers in the months following this period is generally reduced and net revenues may fluctuate accordingly.

     Personnel costs increased 184% to $3,478,000 in the three months ended September 30, 2004, as compared to $1,225,000 in the three months ended September 30, 2003. This increase was primarily the result of a substantial increase in the number of employees. As a percentage of total net revenues, personnel expenses were 17.3% in the three months ended September 30, 2004, as compared with 22.0% in the three months ended September 30, 2003. This decrease in personnel expenses as a percentage of net revenues was primarily attributable to economies of scale associated with our expanded revenue base partially offset by the substantial increase in the number of employees necessary to enable the launch of new products and services in 2004 and 2005.

     The provision for doubtful accounts increased 260% to $3,533,000 in the three months ended September 30, 2004, as compared to $982,000 in the three months ended September 30, 2003. The increase was due to higher sales revenue. As a percentage of total net revenues, the provision for doubtful accounts remained at 17.6% for both three-month periods ended September 30, 2004 and September 30, 2003. The provision for doubtful accounts is estimated based upon an assessment of the exposure to credit risk inherent in the composition of the accounts receivable, and is primarily dependent upon the estimate of the Medicare allowable amount as it applies to the accounts receivable from Medicare, third party payors and other customers of NationsHealth.

     Selling, general and administrative expenses increased 244% to $2,559,000 in the three months ended September 30, 2004, as compared to $744,000 in the three months ended September 30, 2003. This increase was primarily due to higher shipping costs from increased sales volume as well as higher occupancy costs and professional fees primarily attributable to expanding infrastructure needed for the launch of new products and services in 2004 and 2005. As a percentage of total net revenues, general and administrative expenses were 12.7% in the three months ended September 30, 2004, as compared with 13.4% in the three months ended September 30, 2003.

     Depreciation and amortization increased 309% to $139,000 in the three months ended September 30, 2004, as compared to $34,000 in the three months ended September 30, 2003. The increase in depreciation and amortization was primarily due to investments in computer software and hardware. As a percentage of total net revenues, depreciation and amortization were 0.7% in the three months ended September 30, 2004, as compared with 0.6% in the three months ended September 30, 2003.

     Interest expense increased 680% to $390,000 in the three months ended September 30, 2004, as compared to $50,000 in the three months ended September 30, 2003. The increase in interest expense was due to higher average debt balances during the period.

     We experienced a net loss of $888,000 and $827,000 in the three-month periods ended September 30, 2004 and 2003, respectively. These net losses are primarily attributable to the expenditures required to establish and grow our operations, including costs associated with the acquisition of new customers and the development and offering of new products and services such as the PrecisionDiscounts Program, our retail initiative, and ostomy supplies.

     Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Total net revenues increased 236% to $51,971,000 in the nine months ended September 30, 2004, as compared to $15,460,000 in the nine months ended September 30, 2003. This increase was the result of the growth in the revenues from sales of diabetic and respiratory supplies and, to a lesser extent, prescription card fees in the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003. The growth in revenues was attributable to the increase in customer reorders and the number of new customers acquired as a result of our advertising program

     Cost of goods sold increased 142% to $17,582,000 in the nine months ended September 30, 2004, as compared to $7,267,000 in the nine months ended September 30, 2003. This increase was primarily the result of significantly increased product sales.

     As a percentage of total net revenues, overall gross margins were 66.2% in the nine months ended September 30, 2004, as compared with 53.0% in the nine months ended September 30, 2003. This increase in gross margins was primarily the result of obtaining volume-based discounts on purchases of medical products and a higher percentage of revenues from respiratory supplies, which carry higher margins, in the nine months ended September 30, 2004, compared to the same period in 2003. We expect gross margin percentages will not continue to improve, and will likely decline, in future periods due to, among other factors, decreases in Medicare reimbursement rates, particularly with respect to respiratory supplies.

     Customer acquisition and related costs increased 363% to $15,490,000 in the nine-month period ended September 30, 2004, as compared to $3,346,000 in the nine-month period ended September 30, 2003. Customer acquisition and related costs were higher primarily due to increased spending for advertising, call center services and fulfillment services. As a percentage of total net revenues, customer acquisition and related costs were 29.8% in the nine months ended September 30, 2004, as compared with 21.6% in the nine months ended September 30, 2003. The increase in customer acquisition and related costs as a percentage of total net revenues was primarily attributable to management’s decision to accelerate our advertising campaign, partially offset by higher amounts of re-orders from its customers.

     Personnel costs increased 240% to $10,162,000 in the nine months ended September 30, 2004, as compared to $2,991,000 in the nine months ended September 30, 2003. This increase was primarily the result of a substantial increase in the number of employees. As a percentage of total net revenues, personnel expenses were 19.6% in the nine months ended September 30, 2004, as compared with 19.3% in the nine months ended September 30, 2003.

     The provision for doubtful accounts increased 362% to $9,128,000 in the nine months ended September 30, 2004, as compared to $1,976,000 in the nine months ended September 30, 2003. As a percentage of total net revenues, the provision for doubtful accounts was 17.6% in the nine months ended September 30, 2004, as compared with 12.8% in the nine months ended September 30, 2003. The increase in the provision was directly related to the increase in revenues particularly with respect to accounts receivable from third party payors and patient customers, because the exposure to credit risk is higher in these components than the Medicare reimbursement component of the accounts receivable.

     Selling, general and administrative expenses increased 320% to $6,759,000 in the nine months ended September 30, 2004, as compared to $1,611,000 in the nine months ended September 30, 2003. As a percentage of total net revenues, selling, general and administrative expenses were 13.0% in the nine months ended September 30, 2004, as compared with 10.4% in the nine months ended September 30, 2003. The increase in selling, general and administrative expenses was primarily due to higher shipping costs from increased sales volume as well as higher occupancy costs and professional fees primarily attributable to expanding infrastructure needed for the launch of new products and services in 2004 and 2005.

     Depreciation and amortization increased 370% to $334,000 in the nine months ended September 30, 2004, as compared to $71,000 in the nine months ended September 30, 2003. The increase in depreciation and amortization was primarily due to investments in computer software and hardware. As a percentage of total net revenues, depreciation and amortization were 0.6% in the nine months ended September 30, 2004, as compared with 0.5% in the nine months ended September 30, 2003.

     Interest expense increased 461% to $712,000 in the nine months ended September 30, 2004, as compared to $127,000 in the nine months ended September 30, 2003. The increase in interest expense was due to higher average debt balances during the period.

     We experienced a net loss of $8,194,000 and $1,929,000 in the nine-month periods ended September 30, 2004 and 2003, respectively. These net losses are primarily attributable to the expenditures required to establish and grow our operations, including costs associated with the acquisition of new customers and the development and offering of new products and services such as the PrecisionDiscounts Program, our retail initiative, and ostomy supplies.

     In addition to a variety of health regulatory matters, a number of anticipated trends may affect our revenues and profitability. To date, our growth in revenues has been attributable in part to the acquisition of new customers that have been generated primarily by television advertising, which in turn is dependent on the availability of capital to fund such advertising. At this stage in our development, we believe our revenues can be increased significantly through additional advertising. Alternatively, our expenses could be reduced substantially through the elimination or reduction in spending on advertising as appropriate to affect financial results. We can adjust spending on advertising with an increase in advertising expense expected to lower earnings on a short-term basis but increase revenues over the longer term. In addition, if our business continues to expand and mature, certain trends should positively impact our profitability. As our revenues increase, we expect to benefit from improved pricing from our suppliers as additional volume-based discounts are achieved. As our customer base grows, our income from reorders of medical products should increase and result in recurring revenue without the accompanying customer acquisition costs related to new customers. Our revenues and profitability, however, will continue to be dependent upon the availability and level of reimbursement from Medicare, and those amounts are periodically reviewed and adjusted by the federal regulatory authorities. For instance, as of January 2004, the reimbursement amounts for the major components of respiratory supplies were reduced approximately sixteen percent, resulting in significantly reduced revenues from the sale of respiratory products. Medicare reimbursement rates for respiratory drugs will be further substantially reduced effective January 1, 2005, and we expect this to have a significant negative impact on our revenues, gross margins, net income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     In the nine months ended September 30, 2004 and years ended December 31, 2003 and 2002, we used approximately $7,607,000, $2,944,000 and $902,000 of net cash in operating activities, respectively. The increasing net use of cash in operating activities was primarily due to higher costs to acquire new customers and other efforts to grow our business.

     In the nine months ended September 30, 2004 and years ended December 31, 2003 and 2002, we used approximately $3,252,000, $719,000 and $97,000 of net cash in investing activities, respectively. The increase in net cash used for investing activities in 2004 was primarily due to the investment of funds held in trust and the acquisition of property and equipment to support the growth of our business.

     In the nine months ended September 30, 2004 and years ended December 31, 2003 and 2002, we generated approximately $14,880,000, $4,983,000 and $1,089,000 of net cash from financing activities, respectively. The increase in net cash provided by financings activities was primarily due to the completion of the merger, after the payment of merger related costs, and proceeds from the line of credit, partially offset by repayment of notes to members of NationsHealth Holdings.

     We have a revolving credit facility with CapitalSource Finance LLC (“CapitalSource”) in the principal amount of $10,000,000 pursuant to an agreement dated April 30, 2004 and subsequently amended in June 2004 to add additional overadvance borrowing capability and in August and November 2004 to adjust the financial covenants to account for our actual and projected financial results. The revolving borrowing availability of up to $10,000,000 under the credit facility is subject to a borrowing base formula based upon our eligible receivables and inventory. Additional borrowings of up to $5,000,000 will be available under the overadvance facility commencing March 1, 2005, subject to a borrowing base formula relating to our EBITDA (as defined in the agreement). The credit facility is subject to ongoing collateral management and unused borrowing fees. Interest on outstanding borrowings under the revolving credit facility is payable monthly at the greater of 4% or Citibank N.A.’s base prime rate plus 2.5%, and interest on outstanding borrowings under the overadvance facility is payable monthly at the greater of 4% or Citibank N.A.’s base prime rate plus 4.5%. The credit facility has a three year term and is secured by substantially all of our assets. As of September 30, 2004 the outstanding balance on the revolving credit facility was $2,706,000.

     We have various contractual obligations that affect our liquidity. The following table represents our long-term debt obligations, contractual obligations for future annual purchase commitments, minimum payments due under a service agreement and minimum operating lease payments as of September 30, 2004. The purchase commitments for 2004, which relate to medical supplies we sell to our customers, were met as of September 30, 2004.

Obligations (In US	Long-Term Debt	Purchase	Service	Operating
currency)(1)	Obligations	Commitments	Agreement	Leases
2004	$—	$—	$12,000	$246,000
2005	—	15,226,000	48,000	993,000
2006	—	28,931,000	48,000	806,000
2007	2,706,000	—	48,000	731,000
2008	—	—	12,000	707,000
Thereafter	—	—	—	1,201,000

Total minimum payments	$2,706,000	$44,157,000	$168,000	$4,684,000

(1)	Amounts shown in table are not necessarily representative of, and may vary substantially from, amounts that will actually be paid in future years as we may incur additional or different obligations.

     In certain instances, primarily in the first calendar quarter of each year, we may delay seeking reimbursement from Medicare until a customer’s deductible has been reached in connection with the purchase of Medicare supplies or services. In such a case, we would recognize revenue prior to billing Medicare in accordance with our policies, although the receipt of cash upon reimbursement would be delayed. This practice could further impact our cash flow position.

     From inception through the consummation of the merger, we have experienced temporary cash flow shortages due to our aggressive customer acquisition strategy and related marketing costs. Additionally, we have suffered net losses of approximately $8,194,000, $3,826,000 and $1,855,000 for the nine months ended September 30, 2004 and for the years ended December 31, 2003 and 2002, respectively. The merger resulted in approximately $9,823,000 becoming available to the combined company for working capital purposes. As reflected in the consolidated and combined balance sheet contained herein, we have cash and cash equivalents of approximately $5,433,000 as of September 30, 2004.

     We believe that our cash and cash equivalents balance, and other available financing sources, will be sufficient to meet working capital and capital expenditure needs for business operations for the next twelve months. Factors which could negatively affect our liquidity include a reduction in the demand for our products, a reduction in Medicare reimbursement for our products, and those factors set forth in the following section entitled “Risk Factors.”

RISK FACTORS

     There are a number of important factors that could affect our business and future operating results, including without limitation, the factors set forth below. The information contained in this report should be read in light of such factors. Any of the following factors could harm our business and future operating results.

We could experience significantly reduced revenues and net income if Medicare changes, delays, reduces or denies reimbursement.

     We depend on the continued availability of reimbursement by government and private insurance plans for products sold to our customers. The federal regulatory authorities periodically review and adjust reimbursement amounts. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, reduced Medicare reimbursement rates for diabetic testing supplies, effective in 2005. The MMA also reduced reimbursement rates for commonly-prescribed respiratory drugs. The reduced reimbursement rates for these drugs were effective January 1, 2004, with substantial further reductions effective January 1, 2005. The reduction in reimbursement rates will negatively impact our revenues and net income. Similarly, any increase in the cost of such products would reduce our net income unless there was a corresponding increase in Medicare reimbursement. Our revenues and net income could also be adversely affected by the imposition of more stringent regulatory requirements for Medicare reimbursement or adjustments to previously reimbursed amounts or by changes in co-pay amounts.

If we do not have sufficient capital to fund additional advertising, our ability to grow our business will be substantially diminished.

     Our growth in revenues to date has been attributable in large part to the acquisition of new customers that have been generated primarily by television advertising, which in turn is dependent on the availability of capital to fund such advertising. At this stage in our development, we believe our revenues can continue to be increased through additional advertising. If we do not have access to sufficient capital to fund such advertising, our ability to grow our business will be substantially diminished. We can provide no assurance that we will have access to sufficient capital to fund such advertising, or that if we sought to raise additional capital from third parties through debt or equity financings, that such capital would be available on acceptable terms or at all.

If we do not manage our growth successfully, our growth and chances for achieving profitability may slow or stop.

     We have expanded our operations rapidly and plan to continue to expand. This expansion has created significant demands on our administrative, operational and financial personnel and other resources, particularly our need for working capital. Additional expansion in existing or new markets could strain these resources and increase our need for capital, which may result in cash flow shortages. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion.

If we do not comply with applicable government regulations, we may be prohibited from selling our products and could experience significantly reduced revenues and net income.

     The majority of the products that we sell are regulated by the FDA and other regulatory agencies. If any of these agencies mandate a suspension of sales of products or a recall, we may lose sales and incur expenses until we are in compliance with the regulations or change to another acceptable supplier.

     We, as a Medicare supplier, are subject to extensive regulation including, but not limited to, the Medicare durable medical equipment (“DME”) supplier standards and the federal health care program anti-fraud and abuse laws. While we believe that our current and contemplated future operations materially comply with applicable regulatory requirements, there are a number of common practices in the industry where the law is unsettled and there have not been decided cases or definitive statements by the regulatory authorities concerning such practices. Specifically, we, like many providers of diabetes supplies, obtain glucose monitors from manufacturers without charge and, in turn, provide them to Medicare beneficiaries without charge. These practices potentially implicate the federal health care program anti-kickback law and the law prohibiting payment of inducements to Medicare beneficiaries. Another practice, our telephone calls to beneficiaries based on such beneficiaries’ initial telephone calls to an outsourced third-party call center, could implicate the Medicare anti-telemarketing law. Additionally, our retail initiative is a new initiative that could potentially raise questions about our role and the role of the retail pharmacy under the Medicare DME supplier standards. In each case, we have evaluated the practices at issue and believe that it is in compliance with applicable requirements. However, there can be no assurance that such practices could not be challenged. Any such challenge, regardless of whether successful, could have a material adverse effect on our business.

     In addition, any negligence or mistake we make in processing Medicare reimbursement claims could lead to recoupment of past payments and/or our suspension from the Medicare program.

     We are also subject to state laws and regulations, including those governing pharmacy licensing and DME supplier licensing, which are costly and burdensome. Although we believe we are in material compliance with such state laws and regulations, our failure to comply or failure to continue to comply with these state laws and regulations could materially and adversely affect our business.

     Finally, under the MMA, the legal framework governing the MMA’s Prescription Drug Discount Card and Prescription Drug Plan is complex, and in many cases ambiguous. Under the MMA, we are not presently permitted to market our current Medicare Part B products to enrollees of the PrescriptionDiscounts program.

     Violation of the above-described federal and state laws may result in penalties that include loss or prohibition of payment for services, loss of licenses, fines, and other civil or criminal penalties, including exclusion from governmental programs.

The loss of Medicare’s endorsement of the PrecisionDiscounts Program could result in loss of revenue due to decreased customer enrollment.

     We entered into a service agreement with Wellpoint pursuant to which we will act as Wellpoint’s exclusive subcontractor for a number of the functions under a Medicare-endorsed prescription drug card program, which they refer to as the PrecisionDiscounts Program. We have not received any significant revenue to date from the PrecisionDiscounts Program. The loss of

Medicare’s endorsement of the PrecisionDiscounts Program would adversely effect future revenue growth and would significantly inhibit anticipated growth prospects.

Termination of our arrangement with Wellpoint could significantly reduce our revenues.

     We are the exclusive provider of enrollment, disenrollment, prescription card fulfillment and customer service to Wellpoint in connection with its PrecisionDiscounts Program. We have not received any significant revenue to date from the PrecisionDiscounts Program and any significant revenue would be received in the future. If our arrangement with Wellpoint terminates, this will adversely effect future revenue growth and it is likely to significantly inhibit anticipated growth prospects.

We have a limited operating history and are subject to the risks of a new enterprise.

     Our limited operating history makes it difficult to predict how our business will develop. Accordingly, we face all of the risks and uncertainties encountered by early-stage companies, such as:

•	no history of profitability;

•	uncertain growth in the market for, and uncertain market acceptance of, our services;

•	the evolving nature of the healthcare marketplace and the Medicare regulatory environment; and

•	the risks of competition, technological change or evolving customer preferences could harm sales of our products or services.

The profitability of our supply business will decrease if we do not receive recurring orders from customers.

     Due primarily to the marketing and regulatory compliance costs associated with the initial customer qualification, we generally incur losses and negative cash flow with respect to the first order for supplies from a customer. Accordingly, the profitability of our medical products supply business depends on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control. These include changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions.

We could experience significantly reduced revenues and net income from sales of diabetes products if improved technologies eliminate the need for consumable testing supplies are developed for glucose monitoring.

     Approximately 44% of our revenue for the first nine months of 2004 and 51% of our 2003 revenues was from consumable diabetic testing supplies. Customers use these supplies to draw and test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect sales in this market segment.

We could be liable for harm caused by products that we sell.

     The sale of medical supply products entails the risk that users will make product liability claims against us. A product liability claim could be expensive to resolve, even if the claim is resolved in our favor. While we believe that our insurance provides adequate coverage, no assurance can be made that adequate coverage will exist for these claims.

Due to our size and limited operating history, we depend substantially on certain key personnel.

     Due to our size and limited operating history, our success depends to a large extent upon the continued service of executive officers and key employees, including:

•	Glenn M. Parker, M.D., Chief Executive Officer;

•	Robert Gregg, Chief Operating Officer; and

•	Lewis Stone, President and Chief Information Officer.

     The loss of the services of one or more of these key employees could have an adverse effect on us, as each of these individuals played a significant role in developing our business plan, customer relationships and proprietary technology systems. For example, Messrs. Parker and Gregg have played a significant role in developing and implementing our business plan and in establishing relationships with our customers. In addition, Mr. Stone has played a significant role in developing our technology systems and overseeing our operations. While none of these key personnel is irreplaceable, the loss of the services of any of these individuals may be disruptive to our business. We believe that our future success will also depend in large part upon our ability to attract and retain highly-skilled managerial and marketing personnel. Competition within the medical supply products industry for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel on terms acceptable to us.

We have agreed to purchase a large amount of medical supplies and products from various vendors and we may not have the cash to satisfy these purchase obligations.

     We have agreed to purchase a minimum of approximately $44.2 million, as of September 30, 2004, of medical supplies and products from certain vendors prior to December 31, 2006. It was necessary for us to commit to these minimum purchase requirements in order to ensure that we received a significant discount on the medical supplies and products purchased from these vendors. There can be no assurance that we will generate enough revenues to satisfy these minimum purchase obligations. Although our purchases of medical supplies through September 30, 2004 have exceeded these commitments for the year ending December 31, 2004, the minimum commitments for future years are significantly higher. Approximately 98% of our purchase commitments were made under a distribution agreement that we executed with a vendor who subsequently acquired a membership interest in NationsHealth Holdings, which was later converted into common stock of NationsHealth, Inc.

We may be liable to refund rebates and discounts that we received under agreements with certain of our suppliers, which liability may reduce the amount of cash available to us.

     We have entered into agreements with several suppliers of medical products which provide for pricing discounts based on purchase volumes and require us to make minimum annual purchase commitments. The agreements also restrict us from selling medical supplies to other distributors and wholesalers. Due to our sales of products to one of our affiliated companies in 2002 and in the first half of 2003, which in turn resold the products to third parties, one of the suppliers under one of these agreements has alleged that we sold products to non-Medicare beneficiaries in contravention of the agreement. There can be no assurance that the suppliers will not take legal action against us, including requiring us to refund rebates and discounts that we received pursuant to these agreements. The maximum amount of rebates and discounts which could be subject to such claims is approximately $1.6 million. If legal action were commenced, we could incur significant legal expenses in defending ourself, and could also be subject to substantial liability depending on how the action is ultimately resolved, whether by settlement or judgment.

A substantial number of shares of our common stock will become eligible for future resale in the public market which could result in dilution and an adverse effect on the market price of our common stock.

     A total of 21,375,000 shares of our common stock were issued in the merger and will become available for resale in the public market at prescribed times in the future under the lock up agreement. In addition, warrants to purchase 8,795,000 shares of common stock issued in connection with our initial public offering became exercisable upon completion of the merger on August 30, 2004. Moreover, 750,000 shares of Millstream common stock purchased by its stockholders prior to the initial public offering will be held in escrow until August 25, 2006, at which time they will be released from escrow and be eligible for resale in the public market subject to compliance with applicable law. Consequently, at various times in the future, a substantial number of additional shares of our common stock will be eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares and of the warrants.

If we are unable to receive a listing of our securities on a national securities exchange or the NASDAQ National Market, then it may be more difficult for our stockholders to sell their securities.

     The potential for listing of our common stock and warrants on the NASDAQ National Market or a national securities exchange is uncertain. If we are unable to receive a listing or approval of trading of our securities on a national securities exchange or NASDAQ National Market, then it may be more difficult for our stockholders to sell their securities. Shares of our common stock and warrants are currently traded in the Small Cap Market of the NASDAQ Stock Market.

Key personnel have certain rights under employment agreements, which may require us to make substantial payments to key personnel.

     We have employment agreements with each of Glenn M. Parker, M.D., Robert Gregg and Lewis Stone. The employment agreements provide that if we or the key person terminate employment in several specified events, that key person has the right to cause us to repurchase a number of shares of our common stock owned by the key person with a value of up to $3,000,000 based on then current market prices. Alternatively, we may elect to sell these shares of common stock to third parties or to register the resale of these shares. In the event a sale or registration results in proceeds less than the key person is to receive related to their right to sell, then we shall pay to the key person the difference between the requested dollar amount and the proceeds of the sale. The occurrence of either of these events could materially and adversely affect us as it may require us to make large cash payments to these individuals, thus reducing the amount of cash available to us.

If any of our information technology platforms malfunction, our business and profitability may be seriously harmed.

     Our business relies on proprietary information technology platforms that support the individual enrollment of new members, discount card fulfillment, prescription discount administration, document generation and collection, and customer management. In addition, we use information technology platforms that provide us with electronic connectivity to a large number of pharmacies, shipping vendors and billing services. Due to the relatively high volume, the successful operation of our proprietary information technology platforms is necessary for us to transact business profitably. In addition, due to the highly regulated nature of the Medicare billing and payment process, the successful operation of our proprietary information technology platforms is necessary for us to be able to operate our business. A malfunction of the information technology systems will be disruptive to our business operations and, based on the duration of such malfunction, could result in reduced sales or profitability and the possible loss of customers.

We may have difficulties in finding replacement supplies if we lose any agreement with our suppliers of medical products, which may cause us to experience reduced sales and profitability.

     We receive volume-based discounts under our agreements with suppliers of medical products. These discounts favorably impact our gross margins. Any failure to achieve or sustain volume-based discounts under these supply agreements would negatively affect our profitability. In addition, many of the supply agreements that we have with our suppliers are terminable without cause upon the giving of a specified number of days’ advance written notice. In the event that one or more of these suppliers elects to terminate their supply agreements, we may have difficulties in finding replacement suppliers, which may prevent us from purchasing a sufficient amount of supplies to satisfy the demand of our customers.

Our accounts receivable are subject to significant collection risk due to third-party payors.

     Seeking reimbursement from third-party payors is subject to rigorous requirements and involves complicated paperwork. This may result in us suffering extremely long collection times, or not collecting at all, on a significant portion of our accounts receivable. If we are unable to obtain reimbursement from third-party payors, we will be required to seek payment of the entire account receivable from our customer, who may not be financially capable of making the payment.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

     Our executive officers, directors and affiliates own a majority of our voting stock. These stockholders can control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquiror from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Item 3. Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the our disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the special meeting of the stockholders of NationsHealth, Inc. held on August 30, 2004, stockholders voted to adopt three proposals, as follows:

	For	Against	Abstain
To adopt the Amended and Restated Agreement and Plan of Merger, dated August 10, 2004, including the amendment and restatement of the Company’s certificate of incorporation	2,738,342	1001	—
To adopt the NationsHealth, Inc. 2004 Stock Option Plan	2,658,242	81,101	—
To consider adjournment of the special meeting to a later date, if necessary, to permit further solicitation of proxies in the event there were not sufficient votes to approve the Agreement and Plan of Merger	2,704,742	29,601	5,000

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

NUMBER	DESCRIPTION
10.12	Standard form of Stock Option Agreement under the NationsHealth, Inc. 2004 Stock Option Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSHEALTH, INC

Date: November 10, 2004	By:	/s/ Glenn M. Parker

	Name:	Glenn M. Parker
	Title:	Chief Executive Officer (Principal executive officer)

Date: November 10, 2004	By:	/s/ Timothy Fairbanks

	Name:	Timothy Fairbanks
	Title:	Chief Financial Officer (Principal financial and accounting officer)

NATIONSHEALTH, INC.
EXHIBIT INDEX

NUMBER	DESCRIPTION
10.12	Standard form of Stock Option Agreement under the NationsHealth, Inc. 2004 Stock Option Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002