Form 10KSB
period 2004-12-31
NationsHealth, Inc.
filed 2005-03-25
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000-50348

NATIONSHEALTH, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	06-1688360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13650 NW 8th Street, Suite 109, Sunrise, FL (Address of principal executive offices)	33325 (Zip Code)

Issuer’s telephone number, including area code: (954) 903-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s total net revenues for the year ended December 31, 2004 were $74,222,000.

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 10, 2005 based upon the closing price of the Common Stock on the NASDAQ Small Cap Market for such date was $19,288,000. As of the close of business on March 10, 2005, the issuer had 26,174,800 shares of common stock, $0.0001 par value issued and outstanding.

Documents Incorporated By Reference

Certain portions of the Company’s definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2005 will be incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

NATIONSHEALTH, INC.

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

Item 1. Description of Business

Business

     We are a growing provider of diabetes, respiratory and ostomy supplies reimbursable by Medicare Part B, as well as a provider of prescription discount services. We focus on providing services and supplies to the approximately 40 million Medicare beneficiaries in the United States. Our proprietary and scalable information technology platform supports the large scale enrollment and servicing of individual cardholders and patients, discount prescription card fulfillment, prescription discount administration, and patient management.

Medical Product Sales.

     We operate a licensed pharmacy in the State of Florida, with the ability to dispense physician-prescribed medications and distribute medical equipment and supplies nationally. Revenues from medical product sales in the areas of diabetes, respiratory ailments and ostomy currently comprise approximately 96% of our revenues.

     The federal Medicare program provides reimbursement to its beneficiaries for a number of products under Medicare’s Part B coverage. Products covered under Part B include, among other items, respiratory medications, supplies used to treat diabetes, respiratory ailments and ostomy, as well as certain specialty pharmaceuticals. Medicare pays us for 80% of the Medicare allowable cost for these Part B products after the beneficiary has satisfied his or her annual deductible amount, and we bill the remaining balance to either third party payors such as a patient’s supplemental insurance carrier or directly to the patient. Because we are a Medicare participating supplier, we may accept assignments of Medicare benefits, ship supplies and medications to patients, bill and receive payments from Medicare and certain private insurers on behalf of patients (in addition to any patient co-payment and/or deductible).

     Our proprietary and scalable technology permits us to service our patients on a large-scale, but cost-effective basis. Our core competencies and expertise developed by servicing Medicare eligible diabetic, respiratory and ostomy patients include:

• Direct-to-consumer marketing

• Enrollment and service of individual patients

• Fulfillment, reorder and electronic medical records management

• Inventory management and distribution systems

• Contracting with manufacturers

• Regulatory and Medicare compliance, audit and claims settlement

• Medicare and private insurer billing and accounts receivable management

     We continue to develop our scalable infrastructure and experience in an effort to offer patients additional products in an efficient manner, thereby diversifying our sources of revenue and enhancing our profitability. We believe our high level of patient service and our proprietary scalable information technology platform provides us with a competitive advantage.

Prescription Discount Drug Card Services.

     In addition to providing home delivery of diabetes, respiratory and ostomy supplies, we provide discount prescription drug card services under two programs. Our original program is open to all individuals and our Medicare-approved program is open only to Medicare patients. We receive a fee, net of administrative and processing costs, each time a cardholder saves money using either of these cards. As of December 31, 2004, our discount prescription drug cards were accepted at over 50,000 pharmacies nationwide.

NationsHealth Discount Prescription Drug Card.

     Mass marketing of the free NationsHealth Discount Prescription Card Program was launched in June of 2002. We have relied primarily upon television advertising to generate enrollees and have enrolled over 2 million individual cardholders through December 31, 2004. With our card, cardholders can save, on average, approximately 25% on prescriptions at their local pharmacies. We provide individual enrollment of new cardholders, discount prescription card fulfillment, prescription discount administration, and patient management services to users of the NationsHealth Discount Prescription Card. We outsource the prescription discount administration and certain patient management functions to a third party.

Medicare-approved Prescription Drug Card.

     In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, became law. The MMA provided for the establishment of a Medicare prescription drug benefit beginning in January 2006. As an interim step before the implementation of the Medicare prescription drug benefit in 2006, the MMA established a program for the approval of private discount prescription card plans in which Medicare beneficiaries may enroll to obtain outpatient prescription drugs at discounted prices. This benefit is voluntary and available to certain Medicare beneficiaries who do not have an existing outpatient prescription drug benefit. This program is scheduled to last through May 2006. The Medicare enrollment period for all Medicare-approved prescription drug discount cards began in May 2004, and benefits to patients began in June 2004. Cardholders use the Medicare-approved cards at their local retail pharmacies or by mail order to obtain discounts on their prescription medical needs.

     During 2004, as provided for under the MMA, we began offering Medicare-eligible patients the opportunity to participate in a Medicare-approved prescription drug card program, called “PrecisionDiscounts,” through our relationship with WellPoint Pharmacy Management or WellPoint, a wholly owned subsidiary of WellPoint Health Networks, Inc. In connection with WellPoint’s receipt of approval from Medicare of its discount prescription card, we entered into a service agreement with WellPoint pursuant to which we act as WellPoint’s exclusive subcontractor for a number of the functions under the Medicare-approved card program. Our responsibilities include, among other things:

• Determining Medicare eligibility of members

• Handling enrollment and disenrollment of members

• Handling fulfillment of enrollment cards

• Operating a call center to handle all member service functions

• Handling all direct-to-consumer television advertising for the program

     WellPoint’s responsibilities include, among other things:

• Establishing a network of pharmacy providers for the program

• Adjudicating claims of members with the pharmacy providers

• Developing and managing the program’s formulary

• Negotiating rebates, discounts and other price concessions from drug manufacturers

     Under the contract, both parties earn service fees and the right to payments of other amounts, which fees and payments vary depending upon the services and products provided. Absent an earlier termination of the contract for breach or elimination of the Medicare-approved prescription drug discount card program, our contract with WellPoint ends in May 2006.

     There are currently over 200,000 individuals enrolled in the PrecisionDiscounts program. Though the revenue from the PrecisionDiscounts program has increased somewhat since June 2004, it still represented less than 1% of our total revenues for the fourth quarter ended December 31, 2004.

Retail Initiative.

     Medicare beneficiaries often purchase certain of the products we offer at retail stores, some of which do not accept assignment of benefit forms from their patients. If a retailer does not accept assignment of benefit forms, the patient must pay up-front for the supplies and then seek reimbursement on their own from Medicare, as well as from other third party payors, if applicable, for the cost of covered products. Recognizing an opportunity to expand our patient base and improve accessibility of diabetes supplies, we launched our retail initiative. Under our retail initiative, Medicare beneficiaries have the convenience of purchasing our diabetes supplies at a retail pharmacy location, just as they would their medications. They do not, however, incur any up-front expense for their diabetes supplies, and we seek reimbursement from Medicare and other third party payors, subject to any patient co-payment and/or deductible. We have combined our expertise in Medicare billing and regulatory compliance with the accessibility of nationwide pharmacies to create an additional convenient, consumer-friendly mechanism for Medicare beneficiaries to receive their diabetes supplies at retail locations. We entered the first distribution agreement under our retail initiative with Kmart in April 2004, with a nationwide rollout at over 1,000 Kmart pharmacies in May 2004. As a result of this retail initiative we have added approximately 6,000 patients through December 31, 2004.

Patient Management.

     Our proprietary technology and information systems have been designed to facilitate the enrollment of large numbers of patients on an individual basis. This enables us to maximize the benefits and services we deliver to our extensive patient base. Patient care representatives are available through toll-free phone numbers to assist patients with questions they may have and are trained regarding the use of all the products we sell. Our representatives are specifically trained to direct patients to sources where they can find more information concerning their medical conditions and to direct patients to their physicians when appropriate.

     We also offer a proactive compliance program to assist patients with their treatment regimens. We contact our durable medical equipment, or DME, patients prior to the estimated date that their present diabetes, respiratory or ostomy supplies will be exhausted, typically monthly or quarterly. We take this opportunity to extend the services we provide by making inquiries designed to monitor the patient’s testing, medication or medical supply use patterns against the physician prescribed regimen. Depending upon the results of the comparison, the patient may be advised of the benefits of adjusting his or her testing, medication or medical supply use to be in accordance with the physician’s orders. If the present use pattern exceeds the physician’s orders, so that the patient is in danger of running out of supplies or medication, we may recommend that the patient notify their physician of the increased use to determine whether an increased quantity of supplies or medications can be made available to the patient. Alternatively, with appropriate authorization, we may contact the patient’s physician on their behalf.

Government Regulation

     Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons. The majority of the products that we provide are reimbursed by Medicare. As a Medicare supplier of DME, we must comply with applicable supplier standards and stringent billing guidelines in order to maintain the right to receive Medicare reimbursement. Accordingly, we are subject to extensive regulation. Current Medicare reimbursement guidelines stipulate, among other things, that refills of Part B medical products must be requested by existing patients before shipment and that all doctor’s orders for supplies must be re-collected at least every twelve months.

     Numerous federal, state and local laws relating to controlled drug substances, safe working conditions, environmental protection, disposal of hazardous or potentially hazardous substances and various other matters apply to portions of our operations. Labeling and promotional activities relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission, or the FTC. Drug products and drug recalls also are subject to extensive regulation by the Food and Drug Administration, or the FDA. Although the cost of compliance with these regulations has not been material to our existing operations to date, to the extent we engage in new activities or expand current activities, the cost of compliance with applicable regulations and licensing requirements could become significant.

     Our compliance with Medicare and other regulations may be reviewed periodically by federal or state agencies, including the United States Department of Health and Human Services, or DHHS, the Department of Justice, the FDA and the FTC.

     If any investigation or administrative or other legal proceeding is initiated against us alleging any failure to comply with the law, including regulations governing Medicare participation or reimbursement or financial reporting or other healthcare fraud or securities law violation, we could be subject to delays in, or loss of reimbursement, substantial fines or penalties, and other sanctions that could have a material adverse effect on our financial position, results of operations and cash flows. We frequently receive screening audits by Medicare in the ordinary course of business and we believe that we do not have any instances of material noncompliance with applicable laws and regulations.

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, is comprised of several components which apply to us as a “covered entity” under that law. Material regulations that have been issued to implement HIPAA include the following:

•	Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule – compliance date: April 14, 2003

•	Transactions and Code Sets Standards – compliance date: October 16, 2003

•	Electronic Security of Individually Identifiable Health Information, or the Security Standards – compliance date: April 20, 2005

     The Privacy Rule provides patients with greater information and control regarding requests for, receipt, use and disclosure of patients’ protected health information. The Privacy Rule requires the development and implementation of detailed policies, procedures, contracts and forms for this purpose. The Privacy Rule also requires entities subject to the HIPAA regulations to contractually obligate certain of their contractors, who may receive protected health information during the course of rendering services on behalf of that entity, to abide by certain privacy requirements. Our privacy policies and practices must also comply with any state law privacy protections that are more stringent than the privacy afforded by the Privacy Rule. We have developed and implemented the required policies, procedures and forms necessary to comply in all material respects with the Privacy Rule and related applicable laws.

     The Transactions and Code Sets Standards standardize how health claims and eligibility information is collected, recorded and processed. The Transaction and Code Sets Standards also mandate that standardized codes be used for electronic billing purposes by all payors in the United States, including both government and private health plans.

     The Security Standards require covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected health information maintained, used and disclosed in electronic form. To date, we have performed a preliminary gap analysis and we believe that we have systems in place to comply with some of the applicable HIPAA Security Standards. We have developed an implementation plan regarding our compliance with the Security Standards and are presently developing additional policies and procedures and monitoring mechanisms necessary to achieve full compliance by the April 2005 implementation date.

     At this time, we expect to maintain our compliance with the regulations already in effect and anticipate that we will be able to comply with the Security Standards in all material respects by their mandatory compliance date.

     We could face potential criminal or civil sanctions, if we do not comply with existing or new laws and regulations related to patient health information. New health information standards, whether implemented pursuant to HIPAA or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with such standards could be significant.

Background

     We were formed through the merger of NationsHealth Holdings, LLC, a privately-held company based in Sunrise, Florida and Millstream Acquisition Corporation. Millstream was formed on April 11, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination. On August 28, 2003, Millstream’s initial public offering was consummated. Of the approximately $21,418,000 in net proceeds from the offering, $20,685,000 was placed in trust to be used for a potential business combination and the remaining proceeds were available for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

     On March 9, 2004, Millstream entered into a definitive merger agreement with NationsHealth Holdings. On August 30, 2004, the shareholders of Millstream voted to approve the merger agreement. Upon consummation of the merger on August 31, 2004, NationsHealth Holdings merged with and into Millstream and Millstream changed its name to NationsHealth, Inc. The membership interests in NationsHealth Holdings were converted into a total of 21,375,000 shares of Millstream’s common stock, or approximately 81.7%, of the subsequently outstanding common stock of the combined company. Immediately prior to the merger, the amount held in trust by Millstream for purposes of completing a business combination was $20,882,000. After payments totaling $3,186,000 for professional fees and other costs related to the merger and $3,000,000 to NationsHealth Holdings members, the net proceeds amounted to $14,696,000. From these net proceeds, we used $2,873,000 to repay debt and placed $2,000,000 into an escrow account to satisfy any damages under an indemnification agreement to existing stockholders of Millstream prior to the consummation of the merger, approximately $9,823,000 remained available to the combined company for working capital purposes.

Merger Accounting Treatment

     The merger was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, NationsHealth Holdings was treated as the acquiring company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of NationsHealth Holdings issuing stock for the net monetary assets of Millstream, accompanied by a recapitalization. The net monetary assets of Millstream were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The financial position, operations and cash flows reflected in this document as of the dates and for the periods prior to the merger are those of NationsHealth Holdings. The accumulated deficit of NationsHealth Holdings was carried forward to the combined company.

Customers

     The following table contains the approximate number of patients for whom we provide diabetes, respiratory and ostomy supplies, as well as the approximate number of cardholders in our prescription discount programs:

	As of December 31,
	2004	2003	2002
Patients of Supplies Services:(1)
Diabetes Supplies Patients	86,000	26,000	2,000
Respiratory Supplies Patients	26,000	10,000	1,000
Ostomy Supplies Patients	1,000	—	—

Total Supplies Patients	113,000	36,000	3,000

Prescription Discount Cardholders:
NationsHealth Program	2,000,000	900,000	100,000
PrecisionDiscounts Program	200,000	—	—

Total Number of Cardholders	2,200,000	900,000	100,000

(1)	Includes all patients who have requested and been shipped products and have not canceled service.

Employees

     As of December 31, 2004, we had approximately 367 total employees, including temporary personnel, of which 360 were full-time employees. We expect to continue adding personnel as we expand our operations. Our workforce is non-unionized and our relationship with our employees is generally good.

Website

     Our website can be accessed at www.nationshealth.com. Our Code of Business Conduct and Ethics and a link to our filings with the Securities and Exchange Commission are located in the Investor Relations section of our website.

Item 2. Description of Property

     Our corporate offices are located in Sunrise, Florida, where we lease approximately 38,000 square feet of office space. This lease is scheduled to expire in August, 2010. Our distribution center, which is approximately 24,000 square feet, in nearby Weston, Florida, is the subject of a lease which expires in May of 2006.

Item 3. Legal Proceedings

     We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     During the quarter ended December 31, 2004, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer

Market Information

     Since September 1, 2004, our common stock, warrants and units have been trading on the NASDAQ SmallCap Market under the symbols “NHRX”, “NHRXW” and “NHRXU”, respectively. From our initial public offering in August 2003 to August 31, 2004, our common stock, warrants and units were traded on the Over-the-Counter Bulletin Board under the symbols “MSTM”, “MSTMW” and “MSTMU”, respectively. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock, warrants and units as reported by NASDAQ from September 1, 2004 through December 31, 2004, and the high and low bid prices by the Over-the-Counter Bulletin Board from August 2003 to August 31, 2004. The over-the-counter market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2003
Third quarter	$5.00	$4.75	$0.65	$0.60	$6.25	$6.00
Fourth quarter	$5.00	$4.84	$0.71	$0.60	$6.60	$6.01

2004
First quarter	$5.90	$4.89	$1.55	$0.70	$8.95	$6.17
Second quarter	$8.20	$5.50	$3.19	$1.34	$14.80	$8.00
Third quarter	$7.55	$6.00	$2.68	$1.57	$12.65	$9.80
Fourth quarter	$7.36	$5.89	$2.39	$1.45	$11.80	$9.17

Holders of Record

     On March 10, 2005, the last reported sale prices of our common stock, warrants and units on the NASDAQ SmallCap Market was $5.44, $1.57 and $8.40 per share, respectively. Also as of March 10, 2005, we had approximately 10 shareholders of record.

Dividends

     We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. Additionally, under the terms of our line of credit agreement, which expires on April 30, 2007, we are not permitted to pay dividends.

Merger and Use of Funds

     Upon consummation of the merger of NationsHealth Holdings and Millstream on August 31, 2004, the membership interests in NationsHealth Holdings were converted into a total of 21,375,000 shares of Millstream’s common stock. Immediately prior to the merger, the amount held in trust by Millstream for purposes of completing a business combination was $20,882,000. After payments totaling $3,186,000 for professional fees and other costs related to the merger and $3,000,000 to NationsHealth Holdings members, the net proceeds amounted to $14,696,000. From these net proceeds, we used $2,873,000 to repay debt and placed $2,000,000 into an escrow account to satisfy any damages under an indemnification agreement to existing stockholders of Millstream prior to the consummation of the merger, approximately $9,823,000 remained available to the combined company for working capital purposes.

Stock Option Plan

     On August 30, 2004, the shareholders of the Company voted to adopt the NationsHealth, Inc. 2004 Stock Option Plan, or the “Plan.” The purpose of the Plan is to enable the Company to offer directors, officers and other key employees stock options in the Company, thereby attracting, retaining, and rewarding these participants and strengthening the mutuality of interests between these participants and the Company’s stockholders. A total of 1,900,000 shares of the Company’s common stock have been reserved for issuance under the Plan. On October 22, 2004, stock options were granted to employees and directors to purchase 1,208,125 shares at an exercise price of $6.87 per share, the closing price for that day.

Bonus Plan and Trust

     In December 2004, certain of our principal shareholders transferred significant portions of their shares to fund a stock bonus plan for the benefit of certain of our key employees and consultants. These shareholders transferred 2,006,893 shares of stock, representing approximately 7.7% of our outstanding shares and 9.8% of their personal holdings, to a trust to be distributed to these employees and consultants over the next four years.

     The transfer of shares, which had no effect on the total number of shares outstanding, resulted in a non-cash expense of approximately $13,707,000 in the fourth quarter of 2004. This expense, equal to the fair value of the shares at the date of transfer, was accompanied by an equal amount recorded to additional paid-in capital, resulting in no change to total stockholders’ equity on our balance sheet from the transaction.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

     We are a growing provider of diabetes, respiratory and ostomy supplies reimbursable by Medicare Part B, as well as a provider of prescription discount services. We focus on providing services and supplies to the approximately 40 million Medicare beneficiaries in the United States. Our proprietary and scalable information technology platform supports the large scale enrollment and servicing of individual cardholders and patients, discount prescription card fulfillment, prescription discount administration, and patient management.

     Our operational and information systems have been designed to facilitate the enrollment of patients on an individual basis. This enables us to maximize the benefits and services we deliver to our extensive patient base. Patient care representatives are available through toll-free phone numbers to assist patients with questions they may have and are trained regarding the use of all the products we sell. Our representatives are specifically trained to direct patients to sources where they can find more information concerning their medical conditions and to direct patients to their physicians when appropriate. We believe our high level of patient service and our proprietary scalable information technology platform, which supports the individual enrollment of new cardholders and patients, provides us with a competitive advantage.

     Sales of diabetes, respiratory and ostomy products represented approximately 96% of our revenues through December 31, 2004. We have grown this business, in both the amount of revenues and the number of patients, each quarter since June 2002, primarily driven by our television advertising program. The following table contains the approximate number of patients for whom we provide diabetes, respiratory and ostomy supplies, as well as the approximate number of cardholders in our prescription discount programs:

	As of December 31,
	2004	2003	2002
Patients of Supplies Services:(1)
Diabetes Supplies Patients	86,000	26,000	2,000
Respiratory Supplies Patients	26,000	10,000	1,000
Ostomy Supplies Patients	1,000	—	—

Total Supplies Patients	113,000	36,000	3,000

Prescription Discount Cardholders:
NationsHealth Program	2,000,000	900,000	100,000
PrecisionDiscounts Program	200,000	—	—

Total Number of Cardholders	2,200,000	900,000	100,000

(1)	Includes all patients who have requested and been shipped products and have not canceled service.

     Continued future growth in the number of patients over the next six to twelve months will depend, to a large extent, on the amount we spend on television advertising. However, even though we may continue to increase the number of patients, we anticipate our revenues will be lower beginning in the first quarter of 2005, compared to the fourth quarter of 2004, due to the significantly reduced Medicare reimbursement rates for respiratory supplies, which we expect to reduce our revenue per respiratory supplies shipment by approximately 40% to 50%. Aside from television advertising, other opportunities to expand our patient base include our relationship with WellPoint Pharmacy Management and our retail initiative, both of which began in 2004 and are described below. Additionally, we plan to expand the products we offer our patients to include specialty pharmaceuticals.

Medical Product Supplies

     Diabetes Supplies. It is estimated that over 18% of Americans, or more than 6 million people, age 65 or older have diabetes. We offer all major brands of blood glucose testing strips, lancing devices, control solutions, impotency devices and blood glucose meters. If qualified, our patients can receive diabetes supplies delivered to their homes nationwide. We have approximately 86,000 patients, including approximately 6,000 retail patients, who use our diabetes supply service. These patients typically order shipments of supplies quarterly. During 2004, we increased by approximately 60,000, the number of patients receiving our diabetes supplies. For the year ended December 31, 2004, approximately 45% of our revenues were attributable to the sale of diabetes supplies.

     Respiratory Supplies. It is estimated that over 6% of Americans age 65 or older suffer from chronic obstructive pulmonary disease. We offer a broad assortment of respiratory medications and supplies that are reimbursed by Medicare, including nebulizers and required drugs such as albuterol, ipratropium and budesonide. We have approximately 26,000 patients that subscribe to our respiratory supply service. These patients typically order shipments of supplies monthly. During 2004, we increased by approximately 16,000, the number of patients receiving our respiratory supplies. For the year ended December 31, 2004, approximately 49% of our revenues were attributable to the sale of respiratory supplies for which Medicare reimbursement rates will be substantially reduced effective January 1, 2005.

     Ostomy Supplies. Though the ostomy market is small relative to the diabetes and respiratory markets, the operational and compliance systems required to service this population are similar to those used to service diabetes and respiratory patients. Ostomy is an operation to create an artificial passage for bodily elimination. These patients typically order shipments of supplies quarterly. We began offering ostomy supplies in November 2003. We now have approximately 1,000 ostomy patients. For the year ended December 31, 2004, approximately 1% of our revenues were attributable to the sale of ostomy supplies.

Prescription Discounts

     WellPoint Relationship. In addition to television advertising, we intend to add to our patient base through our relationship with WellPoint, outside of the Medicare-approved prescription drug discount card program. WellPoint has agreed to make commercially reasonable efforts to present NationsHealth to its clients and ultimately, their enrollees. Our arrangement with WellPoint also permits us to market and sell pharmaceutical and other medical products and services, as well as a non-approved prescription drug discount card, to WellPoint’s clients’ enrollees who are not eligible for Medicare. Our initial efforts included a direct-mail marketing campaign to offer diabetes supplies as a preferred provider to one of WellPoint’s clients.

     Retail Initiative. Our retail initiative is another avenue for us to expand the number of patients we service by combining our expertise in Medicare billing and regulatory compliance with the accessibility of nationwide pharmacies to create an additional convenient, consumer-friendly mechanism for Medicare beneficiaries to receive their diabetes supplies at retail locations. We entered into our first distribution agreement under this retail initiative with Kmart. Pursuant to the agreement, we supply diabetes products at specified store locations nationwide. Subject to our satisfying certain volume requirements, the term of the agreement is for three years. We began recognizing revenue from this initiative during the fourth quarter of 2004. As of December 31, 2004, we had approximately 6,000 retail patients and we are examining opportunities to find new outlets and expand the types of products offered under our retail initiative.

     Specialty Pharmaceuticals. Seeking opportunities to provide additional products and services to our existing patient base, we intend to pursue opportunities to provide management and distribution for specialty therapies used to treat certain medical conditions. Following established disease treatment guidelines and protocols, we would provide oral medications, self-administered injectables, physician administered injectables, and infusion products used to treat certain chronic conditions. We may choose to service one or more of the following medical conditions and treatments (some of which may not be covered under Medicare Part B):

• Oncology	• Rheumatoid Arthritis

• Anti-emetics	• Transplant

• HIV/AIDS	• Crohn’s/Irritable Bowel Disease

• Multiple Sclerosis	• Immune Deficiency

• Hemophilia	• Infertility

• Hepatitis

     Medications could be delivered directly to the patient, or to the office of the administering physician, as required. The provision of specialty pharmaceuticals would give us the opportunity to help patients receive critical medications, to help Medicare and private insurers control the cost of some of the most expensive therapies available today and to participate in a rapidly growing market.

Results of Operations

     The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total net revenues for the years ended December 31:

	2004		2003		2002*
	$	%	$	%	$	%
Net sales	$70,982	95.6%	$25,072	97.5%	$2,531	99.6%
Prescription card fees, net	3,240	4.4	654	2.5	10	0.4

Total net revenue	74,222	100.0	25,726	100.0	2,541	100.0
Cost of Sales	22,718	30.6	9,899	38.5	1,644	64.7

Gross Profit	51,504	69.4	15,827	61.5	897	35.3
Operating Expenses:
Patient acquisition and related costs	23,151	31.2	6,779	26.4	1,131	44.5
Patient service and fulfillment	13,672	18.4	4,325	16.8	246	9.7
General and administrative	13,116	17.7	4,435	17.2	1,135	44.7
Employee stock bonus plan	14,315	19.3	—	0.0	—	0.0
Provision for doubtful accounts	12,228	16.5	3,794	14.7	181	7.1
Depreciation and amortization	506	0.7	121	0.5	14	0.6

	76,988	103.7	19,454	75.6	2,707	106.5

Loss from Operations	(25,484)	(34.3)	(3,627)	(14.1)	(1,810)	(71.2)

Other expense, net of other income	(940)	(1.3)	(199)	(0.8)	(45)	(1.8)

Net loss	$(26,424)	(35.6%)	$(3,826)	(14.9%)	$(1,855)	(73.0%)

*	Since NationsHealth did not commence significant operations until June of 2002, the information set forth in the table above and in the discussion below reflects approximately seven months of operations in 2002.

     Revenues. Total net revenues increased in each of the last two years. Total net revenues increased approximately $48.5 million, or 189%, to $74.2 million in the year 2004, compared to approximately $25.7 million in 2003. For 2003, total net revenues increased approximately $23.2 million, or 912%, compared to approximately $2.5 million in 2002. The increases in both years were primarily the consequence of increased patient acquisition efforts, which resulted in higher sales of diabetic and respiratory supplies and, to a lesser extent, higher prescription card fees. The growth in revenues corresponds to the increase in our medical supplies patient base, which grew from just a few thousand patients as of December 31, 2002, to over 36,000 by the end of 2003 and to over 113,000 by December 31, 2004. We expect our revenues to be negatively impacted in future periods due to the significant decreases in Medicare reimbursement rates for respiratory supplies effective January 1, 2005.

     Cost of Sales. Cost of sales increased approximately $12.8 million, or 129%, to $22.7 million in 2004, compared to approximately $9.9 million in 2003. For 2003 cost of sales increased approximately $8.3 million, or 502%, compared to approximately $1.6 million in 2002. Cost of sales increased in each of the last two years primarily in conjunction with the growth in sales of medical supplies to our growing customer base.

     As a percentage of total net revenues, overall gross margins were 69.4% in 2004, compared to 61.5% in 2003 and 35.3% in 2002. This increase in gross margins in each of the last two years was primarily the result of obtaining volume-based discounts on purchases of medical products from suppliers and, to a lesser extent, growing prescription card fees, which have no cost of sales. Prescription card fees represented 4.4%, 2.5% and 0.4% of total net revenues for 2004, 2003 and 2002, respectively. We expect our gross margins to be lower in future periods due to the significant decreases in Medicare reimbursement rates for respiratory supplies effective January 1, 2005.

     Patient Acquisition and Related Costs. Patient acquisition and related costs increased approximately $16.4 million, or 242%, to $23.2 million in 2004, compared to approximately $6.8 million in 2003. For 2003, patient acquisition and related costs increased approximately $5.7 million, or 499%, compared to approximately $1.1 million in 2002. To a significant degree, patient acquisition and related costs, which include advertising, marketing and creative costs, call center services and prescription card fulfillment services, are under the control of our management. The increase in patient acquisition and related costs over the past two years is reflective of our deliberate efforts to expand our patient and cardholder bases. Advertising, marketing and creative costs were approximately $9.2 million, $2.7 million and $0.3 million for 2004, 2003 and 2002, respectively. Call center services were approximately $5.7 million, $1.8 million and $0.3 million for 2004, 2003 and 2002, respectively. Prescription card fulfillment services were approximately $3.6 million, $1.1 million and $0.2 million for 2004, 2003 and 2002, respectively. As a percentage of total net revenues, patient acquisition and related costs were 31.2% in 2004, as compared with 26.4% and 44.5% in 2003 and 2002, respectively. The decrease in patient acquisition and related costs as a percentage of total net revenues in 2004 and 2003, as compared to 2002, was primarily attributable to higher re-orders from existing patients.

     Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses increased approximately $9.4 million, or 216%, to $13.7 million in 2004, compared to approximately $4.3 million in 2003. For 2003, patient service and fulfillment expenses increased approximately $4.1 million, or 1,658%, compared to approximately $0.2 million in 2002. Patient service and fulfillment expenses, which consist primarily of costs to service existing patients, rose during 2004 and 2003 to meet the demands of our expanding patient base. As a percentage of total net revenues, patient service and fulfillment expenses were 18.4% in 2004, as compared with 16.8% and 9.7% in 2003 and 2002, respectively.

     General and Administrative Expenses. General and administrative expenses increased approximately $8.7 million, or 196%, to $13.1 million in 2004, compared to approximately $4.4 million in 2003. For 2003, general and administrative expenses increased approximately $3.3 million, or 291%, compared to approximately $1.1 million in 2002. The growth in general and administrative expenses in 2004 and 2003 was primarily related to the overall expansion of operations. Additionally, we had higher payroll and related costs and professional fees in 2004 related to the pursuit of strategic opportunities. As a percentage of total net revenues, general and administrative expenses were 17.7% in 2004 and 17.2% in 2003, as compared with 44.7% in 2002. The lower general and administrative expenses, as a percentage of total net revenues, in 2004 and 2003, compared to 2002, was primarily attributable to higher reorders and economies of scale achieved as the business grew.

     Employee Stock Bonus Plan. The employee stock bonus plan expense related to a transaction at the end of 2004 whereby certain principal shareholders of NationsHealth transferred significant portions of their shares, valued at approximately $13.7 million at the date of the transfer, to fund a stock bonus plan for select key employees and consultants. These shareholders transferred 2,006,893 shares of stock representing 9.8% of their personal holdings and approximately 7.7% of the outstanding shares of NationsHealth, to be held by a trust and distributed to the employees and consultants over the next four years. The award of these fully vested shares related to prior services and the ultimate distribution is pre-determined and not contingent upon continuation of service to the Company or any other future event. The amount of expense recorded related to this transaction was $14.3 million, consisting of a non-cash charge of $13.7 million for the value of the shares contributed and $0.6 million of related payroll costs. The transfer of the shares, which had no effect on the total number of shares outstanding, was treated as a contribution to the capital of the Company for accounting purposes and resulted in $13.7 million being recorded to additional paid-in capital on the Company’s balance sheet as of December 31, 2004.

     Doubtful Accounts. The provision for doubtful accounts increased approximately $8.4 million, or 222%, to $12.2 million in 2004, compared to approximately $3.8 million in 2003. For 2003, the provision for doubtful accounts increased approximately $3.6 million, or 1,996%, compared to approximately $0.2 million in 2002. As a percentage of total net revenues, the provision for doubtful accounts was 16.5% in 2004, compared to 14.7% and 7.1% in 2003 and 2002, respectively. The increases in each of 2004 and 2003 in the provision for doubtful accounts were primarily attributable to a higher proportion of non-Medicare reimbursed revenue in 2002 and, to a lesser degree, in 2003.

     Depreciation and Amortization. Depreciation and amortization increased approximately $385,000, or 318%, to $506,000 in 2004, compared to approximately $121,000 in 2003. For 2003, depreciation and amortization increased approximately $107,000, or 764%, compared to approximately $14,000 in 2002. The increases in depreciation and amortization in 2004 and 2003 were due to our investments in equipment and software to support out continued growth. As a percentage of total net revenues, depreciation and amortization were 0.7% in 2004, compared to 0.5% and 0.6% in 2003 and 2002, respectively.

     Other Expense. Other expense, which was almost entirely comprised of interest expense, increased approximately $741,000, or 372%, to $940,000 in 2004, compared to approximately $199,000 in 2003. For 2003, other expense increased approximately $154,000, or 342%, compared to approximately $45,000 in 2002. The increase in interest expense in each of 2004 and 2003 was due to higher average debt balances.

     Net Loss. Since we had a net loss for income tax purposes in the period, there was no tax provision recorded for 2004. Although the Company was a partnership prior to 2004, if we had been taxed as a corporation for each of the years ended December 31, 2003 and 2002, our tax provision would have been zero as we incurred a loss for each of these years as well.

     We experienced net losses of approximately $26.4 million, $3.8 million and $1.9 million in the years ended December 31, 2004, 2003 and 2002, respectively. The losses in 2004 included $14.3 million of expense for the employee stock bonus plan, consisting of a non-cash charge of $13.7 million for the value of the shares contributed by certain principal shareholders of NationsHealth and $0.6 million of related payroll costs. Other than the employee stock bonus plan in 2004, these net losses were primarily attributable to the investments required to establish and grow our operations. Principal among these investments were the substantial costs required to obtain patients, hire and train personnel and build other infrastructure in advance of the receipt of revenues resulting from such investments.

Recent Developments

Medicare Modernization Act

     On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, known as the MMA, became law. The MMA contained provisions affecting the coverage and reimbursement for products we provide. The MMA revised Medicare reimbursement rates for certain items of durable medical equipment, including diabetes testing supplies and respiratory drugs. As a result of the MMA, Medicare reimbursement amounts for 2004 for diabetic supplies consisting of testing strips and lancets were frozen at the rates in effect for the 2003 calendar year. Commencing January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. Under this provision, reimbursement was reduced by approximately 4.1% for diabetic test strips and 5.4% for lancets. Also due to the MMA, effective January 1, 2004, reimbursement for respiratory drugs was reduced from 95% of the average wholesale price (“AWP”) to 80% of the AWP. Beginning January 1, 2005, the reimbursement amounts were reduced for inhalation drugs to 106% of the average sales price by manufacturers (“ASP”), a new benchmark that was determined by sales data submitted by drug manufacturers. Under this rule, reimbursements for albuterol and ipratropium, two of the most common inhalation drugs, decreased by approximately 82% and 90%, respectively. The effect of the decreased reimbursement rates on revenue was partially offset by an increase in the dispensing fee Medicare pays to suppliers for dispensing inhalation drugs. The dispensing fee was increased from approximately $7.00, on average, to $57.00, effective January 1, 2005. In combination, we expect the above changes, particularly the reduction in reimbursement rates for respiratory drugs, which we expect to reduce our revenue per respiratory supplies shipment by approximately 40% to 50%, to have a significant negative impact on our revenues, gross margins, net income and operating cash flows beginning January 1, 2005.

     Also, beginning January 1, 2005, Medicare coverage will be provided for an initial physical examination for new Medicare beneficiaries and for regular diabetes screening tests for at-risk individuals, which should increase the incidence of diagnosis of diabetes and potentially expand the Medicare market for testing supplies and other diabetes products. The new benefits are subject to certain coverage limitations, and will not be available to all Medicare beneficiaries. This may result in a positive effect on our revenues, although given coverage limitations, the magnitude of the effect is difficult to predict.

     The MMA also established a voluntary prescription drug benefit under the Medicare program. Beginning in calendar year 2006, coverage for certain prescription drugs will be available through both prescription drug plans and Medicare Advantage, previously called Medicare +Choice, prescription plans. This new benefit will include coverage for insulin pumps, as well as certain prescription drugs.

     Beginning in 2007, the Centers for Medicare & Medicaid Services is required by the MMA to begin reimbursing for durable medical equipment, including diabetes testing supplies, furnished in certain geographic areas pursuant to a competitive acquisition program, whereby reimbursement rates will be based on bids submitted by suppliers, and only certain suppliers will be reimbursed for items furnished to program beneficiaries.

Liquidity and Capital Resources

     Our discussion and analysis of our liquidity and capital resources may be affected by factors discussed in the section entitled “Recent Developments” and other trends which could adversely affect our sources of cash.

     In the years ended December 31, 2004, 2003 and 2002, we used approximately $9.7 million, $2.9 million and $0.9 million of net cash in operating activities, respectively. The increasing net use of cash in operating activities during 2004 and 2003 was primarily due to higher spending on patient acquisition and related costs and other efforts to grow our business.

     In the years ended December 31, 2004, 2003 and 2002, we used approximately $3.7 million, $0.7 million and $0.1 million of net cash in investing activities, respectively. The increase in net cash used for investing activities in 2004 was primarily due to the investment of funds held in trust. Cash was also used in 2004 and 2003 for the acquisition of property and equipment to support the growth of our business.

     In the years ended December 31, 2004, 2003 and 2002, we obtained approximately $14.9 million, $5.0 million and $1.1 million of net cash from financing activities, respectively. The increase in net cash provided by financing activities in 2004 was primarily due to the completion of the merger, after the payment of merger related costs and proceeds from the line of credit, partially offset by repayment of the notes to members of NationsHealth Holdings, the company with which we merged. The increase in net cash provided by financing activities in 2003 was primarily due to the sale of membership interests in NationsHealth Holdings which totaled $4.0 million.

     Since our inception we have experienced temporary cash flow shortages due to our aggressive patient acquisition strategy and related marketing costs. Additionally, we have incurred net losses of approximately $26.4 million, $3.8 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. As reflected in the consolidated and combined balance sheet contained herein, we have cash and cash equivalents of approximately $2.9 million as of December 31, 2004.

Contractual Obligations

     We have various contractual obligations that affect our liquidity. The following table presents our long-term debt obligations, contractual obligations for future annual purchase commitments, primarily for inventory, minimum payments due under a service agreement and minimum operating lease payments, which primarily pertain to leased facilities, (in thousands) as of December 31, 2004.

	Long-Term Debt	Purchase	Service	Operating	Yearly
Obligations	Obligations	Commitments(1)	Agreement	Leases	Total
2005	$—	$33,064	$48	$1,003	$34,115
2006	—	44,431	48	868	45,347
2007	2,619	17,050	48	793	20,510
2008	—	—	12	764	776
2009	—	—	—	741	741
Thereafter	—	—	—	609	609

Total minimum payments	$2,619	$94,545	$156	$4,778	$102,098

(1)	Includes $4,813,000 of commitments for advertising in 2005.

     In certain instances, primarily in the first calendar quarter of each year, we may delay seeking reimbursement from Medicare until a patient’s deductible has been reached in connection with the purchase of Medicare supplies or services. In such a case, we would recognize revenue prior to billing Medicare in accordance with our policies, although the receipt of cash upon reimbursement would be delayed. This practice could further impact our cash flow position.

     We have a revolving credit facility with CapitalSource Finance LLC in the principal amount of up to $10.0 million pursuant to an agreement dated April 30, 2004, which was subsequently amended in June 2004 to add additional over-advance borrowing capability, and amended again in August and November 2004 and February 2005 to adjust the financial covenants to account for our actual and projected financial results. The revolving borrowing availability of up to $10.0 million under the credit facility is subject to a borrowing base formula based upon our eligible receivables and inventory. Additional borrowings of up to $5.0 million became available under the overadvance facility commencing March 1, 2005, subject to a borrowing base formula relating to our EBITDA (as defined in the agreement). The credit facility is subject to ongoing collateral management and unused borrowing fees. Interest on outstanding borrowings under the revolving credit facility is payable monthly at the greater of 4% or Citibank N.A.’s base prime rate plus 2.5%, and interest on outstanding borrowings under the overadvance facility is payable monthly at the greater of 4% or Citibank N.A.’s base prime rate plus 4.5%. The credit facility has a three year term and is secured by substantially all of our assets. As of December 31, 2004 the outstanding balance on the revolving credit facility was approximately $2.6 million of the approximately $4.8 million total available.

     On February 28, 2005, we obtained an additional $15.0 million of cash through a private placement of 7.75% convertible secured notes. These notes, which mature on February 28, 2012, are convertible at any time until maturity into common stock at $6.56 per share, subject to anti-dilution adjustments. Interest on these notes will be accrued and paid monthly. As part of this financing arrangement, certain principal shareholders of NationsHealth indirectly transferred 1,785,714 shares of common stock to the note purchasers. The $15 million received will be allocated between the shares of common stock and the convertible debt. Since no additional shares were issued, the portion allocated to the common stock will be credited to additional paid-in capital. Any discount calculated in the transition will be amortized as additional interest expense over the term of the debt.

     We have $2 million in an escrow account, shown as investment held in trust in the accompanying consolidated and combined balance sheets, to satisfy any damages under an indemnification agreement to existing stockholders of Millstream prior to the consummation of the merger. If there are no such claims, the funds will be released to the Company from escrow on August 31, 2005. To date, there have been no such claims.

     We believe that our cash and cash equivalents balance, and other available financing sources, will be sufficient to meet working capital and capital expenditure needs for business operations for the next twelve months. Factors which could negatively affect our liquidity include a reduction in the demand for our products, a reduction in Medicare reimbursement for our products, and those factors set forth in Exhibit 99.1 entitled “Important Factors that May Affect Future Operating Results”.

Off-Balance-Sheet Arrangements

     As of December 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B.

Critical Accounting Policies

     Our discussion and analysis of our financial condition, results of operations and cash flows are based upon our consolidated and combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements we are required to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. These estimates include assessing the allowance for doubtful accounts, determination of appropriate Medicare reimbursement rates, the valuation of inventory, and the costs related to billings in process and related allowance. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from the estimates if past experience or other assumptions do not turn out to be substantially accurate.

     While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We believe the policies that fall within this category are the policies on revenue recognition, accounts receivable and the allowance for doubtful accounts, costs related to billings in process, inventory, internal software development costs and patient acquisition and related costs.

Revenue Recognition

     We recognize revenue related to product sales to patients who have placed orders and received shipments, provided that risk of loss has passed to the patients and the required written forms, to bill Medicare, other third party payors, and patients have been received and verified. Revenue is recorded at amounts expected to be collected from Medicare, other third party payors, and directly from patients. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to these billings in process are deferred and charged to expense at the time the related revenue is recognized.

     Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third party payors, such as traditional indemnity insurance companies. Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Revenue amounts billed in excess of the government-determined reimbursement prices are excluded from revenue and, therefore, contractual allowances are not significant. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement prices for reimbursable products. The remaining balance is billed to either other third party payors or directly to patients. Amounts due from patients represent a disproportionately higher amount of our provision for doubtful accounts. Revenue from Medicare represented approximately 75% of net revenue in our 2004 financial statements.

     Pursuant to our NationsHealth Discount Prescription Card Program, we receive a transaction-based fee, net of an administrative and processing fee from the retailer, each time a cardholder saves money with the card. The per-transaction fee we receive ranges from $0.70 to $1.30 per transaction. Revenue is recognized in the month the transaction occurs and is presented net of related costs in our financial statements. Beginning in the third quarter of 2004, we also began recognizing a minimal amount of revenue from manufacturer rebates for cardholder purchases of certain drugs using the card. These rebates are included in prescription card fees in the accompanying consolidated and combined financial statements.

Accounts Receivable and Allowance for Doubtful Accounts

     The valuation of accounts receivable is based upon the credit-worthiness of patients and third party payors as well as our historical collection experience. A significant portion of accounts receivable are owed by Medicare. We base our estimates of accounts receivable collectibility on our historical collection and write-off experience, current trends, our credit policy, and our analysis of accounts receivable by aging category. Changes in judgment regarding these factors will cause the allowance for doubtful accounts to be adjusted.

     Our accounts receivable are generally due from Medicare, other third party payors and our patients. The collection process is time consuming and complex and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. As a result, our collection efforts may be active for up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payor classes.

Costs Related to Billings in Process

     Patients sometimes request supplies before we have received the required written forms, if applicable, to bill Medicare and other third party payors. As a result, we classify the costs related to such billings as billings in process. This includes the cost of inventory shipped to patients for whom we have received a verbal order, but have not yet received required written documents to bill Medicare and other payors. These costs are presented net of a valuation allowance based upon our historical experience with the collection of documents required to bill Medicare and other payors. Changes in judgment regarding the recoverability of costs related to billings in process could result in the recording of a higher or lower amount of patient acquisition and related costs. The costs related to billings in process are charged to cost of sales at the time the related revenue is recognized.

Inventory

     Our inventory is comprised of diabetes supplies and respiratory drugs and medical supplies and is stated at the lower of cost, determined on the average cost method, or market. Changes in judgment regarding the recoverability of inventory could result in the recording of a higher or lower amount of cost of sales.

Internal Software Development Costs

     We capitalize certain internal software development costs, and amortize these costs on a straight-line basis over the estimated useful lives of the software, which is generally three (3) years. These capitalized software development costs are included in property and equipment in our consolidated and combined balance sheets.

Patient Acquisition and Related Costs

     We expense our patient acquisition and related costs as incurred. This accounting results in those expenses being a charge to earnings in the period when incurred, as opposed to capitalizing the amount of such costs which would allow the amount to be classified as an asset and amortized over time.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Interpretation No. 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46(R) was applicable for all reporting periods ending after December 15, 2004. Interpretation No. 46(R) did not have a material impact on our results of operations or financial position.

     In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 became effective during the fourth quarter of fiscal 2003 and did not have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument consists of obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective from the start of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our results of operations or financial position.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” an amendment to Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” Additionally, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will become effective for fiscal years beginning after June 15, 2005. We have not yet determined the impact of adopting this standard.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” an amendment to Accounting Principles Board Opinion No. 29. “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges in which the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will become effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We have not yet determined the impact of adopting this standard.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to recognize the compensation cost relating to share-based payment transactions in the financial statements. This Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) will be effective for our third quarter of fiscal 2005. We have not yet determined the impact of adopting this standard.

Important Factors That May Affect Future Operations and Results

     This Annual Report on Form 10-KSB contains forward-looking statements. These forward-looking statements appear principally in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions.

     The forward-looking statements include statements about our:

•	Expected future revenues, operations and expenditures

•	Projected cash needs

•	Credit facilities

•	Relationships

     Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we do not undertake any obligation to update or revise them, except as required by law.

     The following factors, among others, create risks and uncertainties that could affect our future or other performance:

•	Declining reimbursement levels for, or increases in the costs of, products dispensed

•	Our history of operating losses and our expectation that we will incur significant additional operating losses

•	Any inability to raise the capital that we will need to sustain our operations

•	Our ability to attract new customers and retain existing customers

•	Identification of, and competition for, growth and expansion opportunities

•	Compliance with, or changes in, government regulation and legislation, or interpretations thereof, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation

•	Any inability to establish and maintain successful collaborative relationships could adversely affect our ability to generate revenues

•	Adverse developments in any investigation related to the pharmaceutical industry

•	Competition and technological change that may make our products and technologies less attractive or obsolete

•	Any inability to obtain and maintain intellectual property protection for our technologies

•	Adverse resolution of future lawsuits or investigations

•	Significant fluctuations in our revenues and operating results, which have occurred in the past and which we expect to continue to fluctuate in the future

•	Any loss or inability to hire and retain qualified personnel

•	Our exposure to product liability in excess of our insurance coverage

•	Any failure to maintain an effective system of internal controls in the future could adversely affect our ability to accurately report financial results or prevent fraud

•	Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses

•	Our common stock may continue to have a volatile public trading price and low trading volume

•	Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult

     As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in Exhibit 99.1 “Important Factors That May Affect Future Operations and Results” to this Form 10-KSB, which is incorporated into this item by this reference.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NationsHealth, Inc.:

     We have audited the accompanying consolidated and combined balance sheets of NationsHealth, Inc. as of December 31, 2004 and 2003, and the related consolidated and combined statements of operations, stockholders’ / members’ deficiency and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of NationsHealth, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
February 18, 2005 except for Note 12, as to which the date is February 28, 2005

NATIONSHEALTH, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,904	$1,412
Certificate of deposit	100	—
Accounts receivable, net of allowance of $10,985 and $3,526	8,708	2,761
Inventory	1,719	834
Costs related to billings in process, net	1,437	854
Investment held in trust	2,000	—
Prepaid expenses and other	392	32

Total current assets	17,260	5,893
Property and equipment, net	1,770	684
Other assets	346	52

Total assets	$19,376	$6,629

LIABILITIES AND STOCKHOLDERS’ / MEMBERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$4,595	$4,124
Accounts payable, related party	5,004	954
Accrued expenses	7,195	1,163

Total current liabilities	16,794	6,241

Long-Term Debt:
Lines of credit	2,619	800
Notes payable to members	—	1,343

Total long-term debt	2,619	2,143

Commitments and contingencies
Stockholders’ / Members’ Deficiency:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 26,174,800 issued and outstanding	3	—
Additional paid-in capital	32,315	—
Preferred members’ interests - voting	—	400
Preferred members’ interests - nonvoting	—	3,741
Class B interests	—	35
Accumulated deficit	(32,355)	(5,931)

Total stockholders’ / members’ deficiency	(37)	(1,755)

Total liabilities and stockholders’ / members’ deficiency	$19,376	$6,629

The accompanying notes are an integral part of these consolidated and combined financial statements.

NATIONSHEALTH, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Net sales	$70,982	$25,072	$2,531
Prescription card fees, net	3,240	654	10

	74,222	25,726	2,541
Cost of Sales	22,718	9,899	1,644

Gross Profit	51,504	15,827	897

Operating Expenses:
Patient acquisition and related costs	23,151	6,779	1,131
Patient service and fulfillment	13,672	4,325	246
General and administrative	13,116	4,435	1,135
Cost of employee stock bonus plan	14,315	—	—
Provision for doubtful accounts	12,228	3,794	181
Depreciation and amortization	506	121	14

	76,988	19,454	2,707

Loss from Operations	(25,484)	(3,627)	(1,810)

Other Income (Expenses):
Interest income	3	2	—
Interest expense	(943)	(201)	(45)

	(940)	(199)	(45)

Net Loss	$(26,424)	$(3,826)	$(1,855)

Net loss per share:
Basic and diluted	$(1.01)	$(0.15)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	26,154	26,150	26,150

The accompanying notes are an integral part of these consolidated and combined financial statements.

NATIONSHEALTH, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(26,424)	$(3,826)	$(1,855)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:

Depreciation and amortization	506	121	14
Provision for doubtful accounts	12,228	3,794	181
Stock bonus plan	13,707	—	—
Changes in operating assets and liabilities:
(Increase) in:
Accounts receivable	(18,175)	(6,211)	(526)
Inventory	(885)	(517)	(317)
Costs related to billings in process	(583)	(765)	(89)
Prepaid expenses and other assets	(654)	(35)	(42)
Increase (decrease) in:
Accounts payable and accrued expenses	6,497	3,541	1,732
Accounts payable, related party	4,050	954	—

Net cash and cash equivalents used in operating activities	(9,733)	(2,944)	(902)

Cash Flows from Investing Activities:
Investment of funds held in trust	(2,000)	—	—
Purchase of certificate of deposit	(100)	—	—
Acquisition of property and equipment	(1,592)	(719)	(98)

Net cash and cash equivalents used in investing activities	(3,692)	(719)	(98)

Cash Flows from Financing Activities:
Proceeds from reverse merger	20,270	—	—
Payments for conversion of membership interests	(3,000)	—	—
Payments for merger costs, net	(2,954)	—	—
Proceeds from sale of membership interest	—	4,000	—
Payment of offering costs	—	(259)	—
Proceeds from member notes payable	—	1,648	1,125
Principal payments on member notes payable	(1,343)	(833)	(408)
Net draws on overadvance facility and lines of credit	1,819	428	372
Proceeds from exercise of warrants	125	—	—

Net cash and cash equivalents provided by financing activities	14,917	4,984	1,089

Net Increase (Decrease) in Cash and Cash Equivalents	1,492	1,321	89
Cash and Cash Equivalents, Beginning	1,412	91	2

Cash and Cash Equivalents, Ending	$2,904	$1,412	$91

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$770	$240	$45

Non-cash Investing and Financing Activities:
Conversion of member notes payable to members’ capital	$—	$435	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

NATIONSHEALTH, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF
STOCKHOLDERS’ / MEMBERS’ DEFICIENCY
(In thousands)

				Preferred	Preferred
			Additional	Members’	Members’
	Common Stock		Paid-in	Interests-	Interests-	Class B	Accumulated
	Shares	Amount	Capital	Voting	Nonvoting	Interest	Deficit	Total
Balance, December 31, 2001		$—	$—	$—	$—	$—	$(249)	$(249)

Net loss							(1,855)	(1,855)

Balance, December 31, 2002		—	—	—	—	—	(2,105)	(2,105)
Conversion of notes payable to members’ capital				400		35		435
Sale of membership interest, net of offering costs					3,741			3,741

Net loss							(3,826)	(3,826)

Balance, December 31, 2003		—	—	400	3,741	35	(5,931)	(1,755)
Reverse merger	26,150	3	18,483	(400)	(3,741)	(35)		14,310
Employee stock bonus plan			13,707					13,707
Warrant exercises	25		125					125
Net loss							(26,424)	(26,424)

Balance, December 31, 2004	26,175	$3	$32,315	$—	$—	$—	$(32,355)	$(37)

The accompanying notes are an integral part of these consolidated and combined financial statements.

NATIONSHEALTH, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND CAPITALIZATION

Millstream.

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

NationsHealth Holdings.

     NationsHealth Holdings LLC (“NationsHealth Holdings”), its wholly-owned subsidiary, United States Pharmaceutical Group LLC (“USPG”) and NationsHealth Supply LLC (“Supply”), an affiliate under common ownership, were formed as follows:

     NationsHealth Holdings, a privately held company based in Sunrise, Florida, was organized as a Florida limited liability company on September 18, 2002, under the name NationsHealth LLC. On November 17, 2002, NationsHealth LLC changed its name to NationsHealth Holdings, LLC.

     USPG was incorporated on July 3, 2001 as United States Pharmaceutical Group, Inc. under the laws of Delaware and had the authority to issue 1,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2002, United States Pharmaceutical Group, Inc. had 3,000 shares issued and outstanding. On January 28, 2003, USPG converted from a corporation to a Delaware limited liability company and changed its name to United States Pharmaceutical Group LLC. On February 19, 2003, the membership interest in USPG was assigned to NationsHealth Holdings, making USPG a wholly-owned subsidiary of NationsHealth Holdings.

     The equity ownership interests of NationsHealth Holdings and USPG were owned or controlled by a common group of members. Accordingly, these entities are considered to be under common control, and the accompanying financial statements include the accounts and results of operations of all the affiliated entities from inception.

     Members of NationsHealth Holdings also converted certain notes payable to members’ capital in the amount of $435,308 to capitalize NationsHealth Holdings.

     Supply was formed as a Florida limited liability company in October 2002.

     On October 30, 2003, NationsHealth Holdings sold a 4% interest in NationsHealth Holdings for $4,000,000 to a Fortune 500 healthcare company (see Note 10) under a preferred member interest purchase agreement.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND CAPITALIZATION (Continued)

Merger and Accounting Treatment.

     On March 9, 2004, Millstream entered into a definitive merger agreement with NationsHealth Holdings, L.L.C. (“NationsHealth Holdings”), a privately held company based in Sunrise, Florida. On August 30, 2004, the shareholders of Millstream voted to approve the merger agreement. Upon consummation of the merger on August 31, 2004, Millstream changed its name to NationsHealth, Inc. (“NationsHealth” or the “Company”), and the membership interests in NationsHealth Holdings were converted into a total of 21,375,000 shares of the Company’s common stock, or approximately 81.7% of the subsequently outstanding common stock of the combined company. Immediately prior to the merger, the amount held in trust for purposes of completing a business combination was $20,882,000. After payments totaling $3,186,000 for professional fees and other costs related to the merger, $3,000,000 to NationsHealth Holdings members, the net proceeds amounted to $14,696,000. From these net proceeds, The Company used $2,873,000 to repay debt and placed $2,000,000 into an escrow account to satisfy any damages under an indemnification agreement to existing stockholders of Millstream prior to the consummation of the merger, approximately $9,823,000 remained available to the combined company for working capital purposes.

     The merger was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, NationsHealth Holdings was treated as the acquiring company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of NationsHealth Holdings issuing stock for the net monetary assets of Millstream, accompanied by a recapitalization. The net monetary assets of the Company were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The financial position, operations and cash flows reflected in the accompanying consolidated and combined financial statements as of the dates and for the periods prior to the merger are those of NationsHealth Holdings. The accumulated deficit of NationsHealth Holdings was carried forward to the combined company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business.

     NationsHealth is a growing provider, primarily via direct home delivery, of diabetes, respiratory and ostomy supplies reimbursable by Medicare under Part B of the Medicare Program, as well as prescription discount services. The Company focuses on providing services and supplies to the approximately 40,000,000 Medicare beneficiaries in the United States. The Company’s proprietary and scalable information technology platform supports the individual enrollment of new cardholders and patients, discount prescription card fulfillment, prescription discount administration, and patient management.

     Revenues from medical product sales in the areas of diabetes, respiratory ailments and ostomy currently comprise approximately 96% of total revenues. NationsHealth is a Medicare-enrolled supplier, allowing it to accept Medicare assignment of benefit forms, ship supplies and medications to patients, bill Medicare and any private insurer, and receive payment from Medicare and any private insurers on behalf

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of patients (in addition to any patient co-pay and/or deductible). Medicare pays for 80% of the Medicare allowable fees for these Part B products after the beneficiary has satisfied his or her annual deductible amount. The Company then bills the remaining balance to either third party payors such as a patient’s supplemental insurance carrier or directly to patients.

     In addition to providing diabetes, respiratory and ostomy supplies, the Company has a discount prescription card business in which it has enrolled over 2,000,000 individual cardholders, who save, on average, approximately 25% on prescriptions at their local pharmacies. The Company receives a fee, which is net of an administrative and processing fee, each time a patient saves money with the card.

     In May 2004, the Company began offering Medicare-eligible patients the opportunity to participate in the Medicare-approved prescription drug card program, called “PrecisionDiscounts,” through its arrangement with WellPoint Pharmacy Management (“WellPoint”). There are currently over 200,000 individuals enrolled in the PrecisionDiscounts program. The Company is responsible for many aspects of the PrecisionDiscounts program including: verifying Medicare eligibility of members; handling enrollment and disenrollment of members; handling fulfillment of enrollment cards; operating a call center to handle all patient service functions; and handling all direct-to-consumer television advertising and marketing for the program.

Principles of Consolidation and Combination.

     The consolidated and combined financial statements include the accounts of NationsHealth, Inc. and its wholly-owned subsidiaries, NationsHealth Holdings, L.L.C. and United States Pharmaceutical Group LLC, as well as NationsHealth Supply LLC, a company under common control. Intercompany balances and transactions have been eliminated.

Revenue Recognition.

     The Company recognizes revenue related to product sales to patients who have placed orders and received shipments, provided that risk of loss has passed to the patient and the required written forms, to bill Medicare, other third party payors, and patients have been received and verified, if applicable. Revenue is recorded at amounts expected to be collected from Medicare, other third party payors, and directly from patients. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to these billings in process are deferred and charged to expense at the time the related revenue is recognized.

     Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third party payors, such as traditional indemnity insurance companies. Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Revenue amounts billed in excess of the government-determined reimbursement prices are excluded from revenue and, therefore, contractual allowances are not significant. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement prices for reimbursable products. The remaining balance is billed to either other third party payors or directly to patients. Amounts due from patients represent a disproportionately higher amount of the Company’s provision for doubtful accounts. Revenue from Medicare represents approximately 75% of total net revenue in 2004.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Pursuant to the NationsHealth discount prescription drug card program, the Company receives a transaction-based fee, net of an administrative and processing fee from the retailer, each time a cardholder saves money with the card. The net per-transaction fee received ranged from $0.70 to $1.30. Revenue is recognized in the month the transaction occurs and is presented net of related costs in the accompanying consolidated and combined financial statements. These costs were approximately $1,285,000, $302,000 and $50,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Beginning in the third quarter of 2004, the Company also began recognizing revenue from manufacturer rebates for cardholder purchases of certain drugs using the card. These rebates, which amounted to $308,000 for the year ended December 31, 2004, are included in prescription card fees in the accompanying consolidated and combined financial statements.

Use of Estimates.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates include assessing the allowance for doubtful accounts, determination of appropriate Medicare reimbursement rates, and the valuation of inventory. Actual results could differ from those estimates.

Reclassification.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

Concentrations of Credit Risk.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

     With respect to cash and cash equivalents, the Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

     The Company’s single largest account receivable balance is from Medicare, which the Company does not consider to be a significant credit risk.

Cash and Cash Equivalents.

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable.

     The Company does business and extends credit based on an evaluation of the financial condition of the third party payors and patients generally without requiring collateral. Exposure to losses on receivables is expected to vary by patient due to the financial condition of each patient. A significant portion of accounts receivable is due from Medicare, but also includes amounts due from other third party payors and patients. The collection process is time consuming and complex and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. As a result, collection efforts may be active for up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, the Company makes reasonable and appropriate efforts to collect its accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payor classes.

Inventory.

     Inventory is comprised of diabetes supplies and respiratory drugs and medical supplies and is stated at the lower of cost, determined on the average cost method, or market.

Costs Related to Billings in Process.

     Due to the medical nature of the products the Company provides, patients sometimes request supplies before the Company has received the required written forms, such as an assignment of benefits, to bill Medicare and other third party payors. As part of the Company’s continuing efforts to service more patients the Company generally ships product to these patients but defers the revenue and costs related to such billings in process, until all required forms have been obtained and verified. The costs, which include the cost of the inventory shipped, are presented net of a valuation allowance based upon the Company’s historical experience with the collection of documents required to bill Medicare and other patients and are charged to cost of sales at the time the related revenue is recognized. The valuation allowance as of December 31, 2004, 2003 and 2002 amounted to $1,606,000, $183,000 and $17,000, respectively.

Investment Held in Trust.

     Investment held in trust is comprised of cash placed in an escrow account with a bank to satisfy any damages under an indemnification agreement to existing stockholders of Millstream prior to the consummation of the merger. If there are no such claims, the funds will be released to the Company from escrow on August 31, 2005.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Internal Software Development Costs.

     The Company capitalizes certain internal software development costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, generally 3 years. These capitalized software development costs, which are included in property and equipment in the accompanying consolidated and combined balance sheet totaled $876,000, net of accumulated amortization of $314,000 as of December 31, 2004 and $297,000, net of accumulated amortization of $53,000 as of December 31, 2003. Amortization of software development costs amounted to $261,000, $50,000 and $3,000 for 2004, 2003 and 2002, respectively.

Patient Acquisition and Related Costs.

     Patient acquisition and related costs represent the costs incurred by the Company in the development of its patient base. These costs are primarily comprised of advertising, promotion, call center and data collection expenses and the provision for costs of inventory shipped but never billed because all documents required to bill Medicare have not been collected. Such costs are charged to expense as incurred because they are only indirectly associated with the sale of product and services, and therefore not of a direct-response nature, and are internally developed costs associated with the Company’s intangible assets, primarily the patient base.

     Advertising costs, which are included in patient acquisition and related costs, are expensed as incurred. These costs, which primarily related to television airtime, were approximately $8,232,000, $2,574,000 and $295,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Shipping Costs.

     Shipping costs, which are included in operations and fulfillment costs in the accompanying consolidated and combined financial statements, were $4,257,000, $1,347,000 and $160,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation.

     NationsHealth adopted a stock option plan during 2004 and accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation costs for stock options are measured as the excess, if any, of the estimated market price of NationsHealth’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Accordingly, NationsHealth provides the additional disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     NationsHealth has adopted the disclosure only provision of SFAS 123. Had compensation costs for NationsHealth’s stock option grants described above been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, NationsHealth’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the year ended December 31, 2004 (in thousands, except per share data), as follows:

Net loss:	$(26,424)
As reported
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	13,707
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(13,962)

Pro forma	$(26,679)

Basic and Diluted loss per share:

As reported	$(1.01)

Pro forma	$(1.02)

     The fair value of the options granted of $3.52 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: dividend yield of 0%, risk-free interest rate 3.27%; expected life of 6.0 years, based on the plan and volatility of 50%. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period of four years, except for 15,000 of options that vested immediately, using the straight-line method.

Basic and Diluted Loss Per Share.

     As discussed in Note 1, Merger and Accounting Treatment, the historical results prior to September 1, 2004 reflected in these consolidated and combined financial statements are those of NationsHealth Holdings, for which there was no common stock outstanding. To provide comparability of all periods presented for earnings per share amounts, the total shares outstanding immediately after consummation of the merger were deemed to be outstanding from the beginning of all periods presented. Since the exercise of the warrants, stock options and underwriters’ option would have had an antidilutive effect, diluted earnings per share did not include common stock equivalents.

Fair Value of Financial Instruments.

     The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, accounts receivable and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The fair values of lines of credit and notes payable to members are estimated based on current rates offered to the Company for debt of comparable maturities and similar collateral requirements. The carrying values of lines of credit and notes payable to members approximate their fair value.

Segment Information.

     The Company has adopted Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

Recent Accounting Pronouncements.

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” Interpretation No. 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46(R) was for all reporting periods ending after December 15, 2004. Interpretation No. 46(R) did not have a material impact on the Company’s results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 became effective during the fourth quarter of fiscal 2003 and did not have a material impact on the Company’s results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument consists of obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective from the start of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” an amendment to Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” Additionally, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will become effective for fiscal years beginning after June 15, 2005. The company has not yet determined the impact of adopting this standard.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” an amendment to Accounting Principals Board Opinion No. 29. “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges in which the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will become effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The company has not yet determined the impact of adopting this standard.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to recognize the compensation cost relating to share-based payment transactions in the financial statements. This Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) will be effective for the Company’s third quarter of fiscal 2005. The company has not yet determined the impact of adopting this standard.

3. LIQUIDITY AND PROFITABILITY CONSIDERATIONS

     From inception and continuing through 2004, the Company has experienced temporary cash flow shortages due to its aggressive patient acquisition strategy and related marketing costs. As reflected in the consolidated and combined balance sheet as of December 31, 2004, the Company had working capital of approximately $466,000 and a stockholders’ deficiency of approximately $37,000. Additionally, the Company has suffered net losses of approximately $26,424,000, $3,826,000 and $1,855,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. LIQUIDITY AND PROFITABILITY CONSIDERATIONS (Continued)

     Management’s plans with regard to these matters encompass the following actions:

Subsequent Financing.

     In February 2005, as more fully described in Note 12 herein, the Company obtained $15,000,000 through the issuance of 7.75% convertible notes. These funds will generally be used for the Company’s working capital requirements.

Liquidity

     Revolving Line of Credit.

     The Company has a revolving line of credit agreement together with an overadvance facility. See Note 5 for the terms of the overadvance facility and Note 6 for the terms of the revolving credit agreement. As of December 31, 2004, the total amount available under the revolving line of credit was approximately $4,834,000.

     Trade Credit Expansion.

     Management believes that it will be successful in continuing to expand existing credit facilities and obtaining additional lines of credit with new vendors.

Profitability

     Cost Reductions.

     Under alternative plans of operations, management would, if considered necessary, be able to substantially reduce operating costs associated with patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages.

     Potential Sale of Intangible Assets.

     Management has explored the strategic alternatives associated with the sale of a portion of the Company’s developed patient base in exchange for cash, and believes that substantial profits, as well as cash, could be available from such transactions.

Summary.

     Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve liquidity and profitability. However, there can be no assurances that management’s plans will be achieved.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the assets.

	Estimated
	Useful	December 31,
	Life (Years)	2004	2003
		(in thousands)
Office and computer equipment	3-5	$682	$260
Leasehold improvements	5	412	197
Software	3	1,317	362

		2,411	819
Less accumulated depreciation		641	135

		$1,770	$684

5. OVERADVANCE FACILITY

     On March 1, 2005, borrowings of up to $5,000,000 became available under an overadvance facility, limited by a borrowing base formula relating to the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The overadvance facility, which matures on April 30, 2007, bears interest at prime plus 4.5%, plus certain additional fees and charges, including an equity participation fee, as defined. As of December 31, 2004, there was no amount owed on the overadvance facility.

6. LINES OF CREDIT

	December 31,
	2004	2003
	(in thousands)
$10,000,000 maximum, limited by a borrowing base. Interest is the higher of prime plus 2.5% or 4.0%, plus certain additional fees and charges. See additional terms below.	$2,619	$—
$500,000 secured line of credit with a bank. Interest was at prime plus 1%, payable monthly. The line was repaid with the proceeds from the new revolving credit facility and terminated on April 30, 2004.	—	400
$400,000 secured line of credit with a bank. Interest was stated at 2.5%, payable monthly. The line was repaid with the proceeds from the new revolving credit facility and terminated on April 30, 2004.	—	400

	$2,619	$800

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

6. LINES OF CREDIT (Continued)

     The Company entered into a revolving credit agreement on April 30, 2004, which was subsequently amended. Under the agreement, as amended, the available funding is limited by a borrowing base, which is comprised of a percentage of eligible accounts receivable and inventory, as defined, up to a maximum of $10,000,000, maturing on April 30, 2007. The revolving line bears interest monthly at the higher of prime plus 2.5% or 4.0%. As of December 31, 2004, the rate in effect was 7.75%. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA as defined, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum available cash balances, as defined. Under the terms of our line of credit agreement, the Company is not permitted to pay dividends.

     The lines of credit outstanding as of December 31, 2003 were repaid in full with the proceeds from the revolving credit agreement entered into on April 30, 2004.

7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments.

     The Company has entered into distribution agreements with several vendors, one of which is a stockholder of the Company (See Note 10). The agreements require the vendors to provide medical supplies to the Company for sale to Medicare eligible patients. The agreements expire at various times through October 31, 2007 and provide for pricing allowances based on purchase volumes and require the Company to make minimum annual purchase commitments. In order to secure pricing discounts, the Company has also contracted to purchase a minimum of $4,813,000 in advertising during 2005. Purchase commitments outstanding as of December 31, 2004 were as follows (in thousands):

	Related	Other
Year ending December 31:	Party	Vendors	Advertising	Total
2005	$14,301	$13,950	$4,813	$33,064
2006	28,931	15,500	—	44,431
2007	—	17,050	—	17,050

	$43,232	$46,500	$4,813	$94,545

WellPoint Agreement.

     On March 30, 2004, the Company entered into an exclusive service agreement (“Agreement”) with WellPoint Pharmacy Management (“WellPoint”). WellPoint is an approved sponsor under the Medicare Prescription Drug Discount Card and Transitional Assistance Program established pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003. As such, WellPoint has identified USPG as its exclusive subcontractor for the provision of enrollment and patient services to persons who enroll in the prescription drug card program operated by WellPoint. Under the Agreement, the parties provide these and certain other exclusive services for each other as set forth in the Agreement and pay each other fees for providing these services, as defined. Through December 31, 2004, revenues under this agreement have not been significant.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES (Continued)

Service Agreement.

     The Company entered into a service agreement with a supplier whereby the supplier establishes and maintains a network of pharmacies and negotiates pharmaceutical pricing at pharmacies accepting the discount drug cards distributed by the Company. Under the agreement, which expires on March 31, 2008, the Company receives a fee each time a cardholder uses the card. The supplier receives an administrative fee that varies based on volume with a minimum of $4,000 per month. The revenue under this agreement is presented net of related costs.

Distribution Agreement.

     The Company entered into a distribution agreement, which expires on February 27, 2007, with a large retail pharmacy for the provision of diabetic supplies to the Company’s patients. Under the agreement, the Company’s patients can obtain diabetic supplies directly from the retail pharmacy. The Company must purchase diabetic supplies from the retail pharmacy at the net price paid by the retail pharmacy to its wholesaler. As consideration for entering into the agreement, the Company must pay minimum dispensing fees, as defined, to the retail pharmacy. In April 2004, the Company began the pilot phase of its retail pharmacy diabetic supplies program. The Company began recognizing revenue from this initiative during the fourth quarter of 2004, and, there were approximately 6,000 retail patients enrolled in this program as of December 31, 2004.

Operating Leases.

     The Company leases its operating facilities and certain equipment under noncancelable operating leases expiring at various dates through September 1, 2010. Future minimum payments are estimated as follows (in thousands):

Year ending December 31:
2005	$1,003
2006	868
2007	793
2008	764
2009	741
Thereafter	609

$4,778

     Rent expense for each of the years ended December 31, 2004, 2003 and 2002 was approximately $671,000, $215,000 and $68,000, respectively.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES (Continued)

Equity Participation Fee.

     As discussed in Note 5, the Company’s overadvance facility, which matures on April 30, 2007, includes an equity participation fee that is contingent upon the Company’s financial results. The fee will become due on a date determined by the lender, which shall not be later than maturity, but may be earlier if the facility is terminated prior to April 30, 2007. The fee can range from $125,000 to $625,000, depending on the date chosen by the lender. As of December 31, 2004, the Company had accrued $75,000 related to the equity participation fee.

Employment Agreements.

     The Company has employment agreements with its chief executive officer, Dr. Glenn M. Parker, M.D., President and Chief Information Officer, Lewis P. Stone, and chief operating officer, Robert Gregg. In addition to salary, bonuses and benefits, these agreements also provide for termination benefits if the agreement is terminated by the Company for reasons other than cause or by the executive for good reason or disability, each as defined in the agreement. In these cases, then the executive is entitled to:

•	An amount equal to base salary for twenty-four months

•	In the event of the executive’s disability, medical insurance during the period the executive’s spouse or the executive is eligible to receive benefits under COBRA

•	Immediately vest all stock options or restricted stock previously granted to the executive

•	Require the Company to purchase from the executive up to $3,000,000 worth of shares of the Company’s common stock. In lieu of a cash payment, the Company may arrange the sale of the shares to a third party or register the resale of the shares, in which case the executive shall receive at least $3,000,000. If the Company decides to purchase the shares from the executive and one or both of the other executives exercises their rights to sell at the same time, then the Company may pay the funds to the executives over two or three years, as appropriate, in equal amounts pro-rata among the executives

8. STOCK BENEFIT PLANS

2004 Incentive Stock Plan.

     On August 30, 2004, the shareholders of the Company voted to adopt the NationsHealth, Inc. 2004 Incentive Stock Plan (the “Plan”) to enable the Company to offer directors, officers and other key employees stock options in the Company, thereby attracting, retaining, and rewarding these participants and strengthening the mutuality of interests between these participants and the Company’s stockholders. A total of 1,900,000 shares of the Company’s common stock have been reserved for issuance under the Plan. On October 22, 2004, options were granted to employees and directors to purchase 1,208,125 shares at an exercise price of $6.87 per share which was the closing price for that day. These options, which were the only options granted by the Company through December 31, 2004, will expire on October 21, 2010. As of December 31, 2004, none of these options had been exercised or forfeited and all 1,208,125 options, of which 15,000 were exercisable, remained outstanding.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. STOCK BENEFIT PLANS (Continued)

     The fair value of the options granted was estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions.

•	Expected dividend yield of 0%

•	Risk-free interest rate of 3.27%

•	Expected life of 6.0 years

•	Expected volatility of 50%

     For purposes of pro forma disclosures, the estimated fair value of the options of $3.52 is amortized to expense over the options’ vesting period of four years, except for 15,000 options that were vested immediately, using the straight-line method.

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

Employee Savings Plan.

     During 2004, NationsHealth established a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board of Directors, NationsHealth may elect to make contributions into the savings plan. Through December 31, 2004 the Board has not authorized any contributions and has no current plans for future contributions.

     Bonus Plan and Trust.

     In December 2004, certain of the Company’s principal shareholders transferred significant portions of their shares to fund a stock bonus plan for certain of the Company’s key employees and consultants. These shareholders transferred 2,006,893 shares of stock, representing approximately 7.7% of the Company’s outstanding shares and 9.8% of their personal holdings, to a trust. The shares will be distributed to these employees and consultants over the next four years. The award of these fully vested shares related to prior services and the ultimate distribution is pre-determined and not contingent upon continuation of service to the Company or any other future event. The amount of expense recorded related to this transaction was $14,315,000, consisting of a non-cash charge of $13,707,000 for the value of the shares contributed and $608,000 of related payroll costs. The transfer of the shares, which had no effect on the total number of shares outstanding, was treated as a contribution to the capital of the Company for accounting purposes and resulted in $13,707,000 being recorded to additional paid-in capital on the Company’s balance sheet as of December 31, 2004.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9. STOCKHOLDERS’ EQUITY

The Offering.

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

Warrants.

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

Preferred Stock.

     The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2004, no shares of preferred stock have been issued.

Common Stock Reserved.

     The Company has 11,020,200 shares of common stock reserved for issuance upon exercise of the warrants, stock options and the underwriters’ option, which totaled 8,070,200, 1,900,000 and 1,050,000, respectively.

10. RELATED PARTY TRANSACTIONS

Medical Benefit Distribution Agreement.

     Effective October 1, 2003, NationsHealth Holdings entered into a distribution agreement with a vendor who subsequently acquired a membership interest in NationsHealth Holdings on October 30, 2003, which was subsequently converted into common stock of the combined Company. The agreement requires the Company to make minimum annual purchases of diabetes supplies over the term of the agreement, which expires on December 31, 2006 (see Note 7).

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10. RELATED PARTY TRANSACTIONS (Continued)

     For the years ended December 31, 2004 and 2003, the Company had total purchases from this vendor of approximately $9,642,000 and $879,000, respectively, of which the total amount relating to the minimum purchase commitment was $8,686,000. The Company also had inventory on hand from this vendor of approximately $552,000 and $311,000 as of December 31, 2004 and 2003, respectively. Additionally, the Company had accounts payable to this vendor of approximately $5,004,000 and $954,000 as of December 31, 2004 and 2003, respectively.

Notes Payable to Members.

     As of December 31, 2003 NationsHealth Holdings had notes payable to members of $1,343,000. These notes, with interest of 12% per annum, were unsecured and due on October 30, 2006. The Company incurred interest expense on these notes of approximately $230,000, $171,000 and $37,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Upon consummation of the merger, these notes were repaid in full.

11. INCOME TAXES

     For the years ended December 31, 2002 and 2003 and through the date of the merger on August 31, 2004, the Company was treated as a partnership for federal income tax purposes and therefore was not subject to income taxes. However, in contemplation of a potential offering or other capital transaction that would require the Company to convert to a corporation, the Company has presented a tax provision as if it were subject to income taxes. Subsequent to the merger date, the Company was subject to income taxes and accounted for such taxes as prescribed in SFAS No. 109, “Accounting for Income Taxes.”

     Deferred income taxes are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of the existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income for the period that includes the enactment date. A valuation allowance is provided to the extent any deferred tax asset may not be realized.

          The tax effects of temporary differences that would give rise to significant portions of the net deferred tax asset at December 31, 2004 and 2003 are presented below:

	2004	2003
Net operating loss carryforward	$1,076	$765
Restricted stock plan	5,158	—
Allowance for doubtful accounts	4,388	1,360
Inventory reserve	605	39
Accrued salaries	234	—
Property and equipment basis differences, depreciation and amortization	(468)	(12)
Other	—	40

Total gross deferred tax asset	10,993	2,192
Less valuation allowance	(10,993)	(2,192)

	$—	$—

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

11. INCOME TAXES (Continued)

     Because of the Company’s lack of earnings history, the net deferred tax assets have been offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $10,993,000 and $2,192,000 as of December 31, 2004 and 2003, respectively.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     At December 31, 2004, the Company had net operating loss carryforwards available of approximately $2,861,000. These carryforwards expire through 2024. The Company had no income tax expense in 2004.

     Pursuant to the Internal Revenue Code and regulations thereunder, prior to the Merger, NationsHealth Holdings was treated as a partnership for Federal income tax purposes. Accordingly, the members reported their distributive share of income, deductions, gain, loss, credits and specifically allocated items on their respective income tax returns. Therefore, NationsHealth Holdings did not incur federal income tax through the date of the Merger and the accompanying financial statements do not include a provision for federal income taxes for 2003 or 2002. If the Company had been taxed as a corporation for each of the years ended December 31, 2003 and 2002, the provision would have been $0.

12. SUBSEQUENT EVENT

     On February 28, 2005, the Company obtained $15,000,000 through a private placement of 7.75% convertible secured notes. These notes, which mature on February 28, 2012, are convertible at any time until maturity into common stock at $6.56 per share, subject to anti-dilution adjustments. Interest on these notes will be accrued and paid monthly. As part of this financing arrangement, certain principal shareholders of NationsHealth indirectly transferred 1,785,714 shares of common stock to the note purchasers. The $15,000,000 received will be allocated between the shares of common stock and the convertible debt. Since no additional shares were issued, the portion allocated to the common stock will be credited to additional paid-in capital. Any discount calculated in the transition will be amortized as additional interest expense over the term of the debt.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

13. MAJOR SUPPLIERS

     The Company purchases medical supplies for sale to Medicare eligible patients from several suppliers that constitute a significant portion of the Company’s purchases and accounts payable for the years ended December 31, 2004, 2003 and 2002, respectively. The major suppliers were as follows (in thousands):

	Percentage	Amount	Percentage	Amount of
	of	of	of Accounts	Accounts
	Purchases	Purchases	Payable	Payable
Year Ended December 31, 2004
Supplier A	39%	$9,642	52%	$5,004
Supplier D	15%	3,794	3%	302

	54%	$13,436	55%	$5,306

Year Ended December 31, 2003
Supplier B	18%	$1,895	2%	$99
Supplier C	15%	1,622	0%	—
Supplier D	24%	2,531	14%	731

	57%	$6,048	16%	$830

Year Ended December 31, 2002
Supplier B	27%	$539	18%	$282
Supplier C	29%	593	7%	115
Supplier D	28%	572	28%	457

	84%	$1,704	53%	$854

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	March 31	June 30	September 30	December 31
2004
Revenue	$13,305	$18,580	$20,087	$22,251
Gross profit	9,250	12,627	13,804	15,824
Net loss	(3,071)	(4,235)	(888)	(18,230)
Loss per share basic and diluted*	$(0.12)	$(0.16)	$(0.03)	$(0.70)
2003
Revenue	$4,702	$5,187	$5,570	$10,267
Gross profit	1,740	2,693	3,923	7,472
Net loss	(461)	(642)	(827)	(1,897)
Loss per share basic and diluted *	$(0.02)	$(0.02)	$(0.03)	$(0.07)

*	See Note 2.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On September 21, 2004, BDO Seidman, LLP, the principal accountants of NationsHealth, Inc., delivered to us a resignation letter in connection with our routine decision to engage another auditor. On September 21, 2004, we engaged Rachlin Cohen & Holtz LLP, based in Fort Lauderdale, Florida as our principal accountants to audit our financial statements. Prior to the merger of Millstream and NationsHealth Holdings, on August 31, 2004, Rachlin served as the principal accountants to NationsHealth Holdings, L.L.C. The resignation of BDO and the appointment of Rachlin were approved by the audit committee of the board of directors of the Corporation.

     BDO’s report on our financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During our two most recent fiscal years and any subsequent interim period preceding the resignation of BDO, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope.

Item 8A. Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the our disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III of Form 10-KSB will be contained in the definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2005, and is incorporated herein by reference to this Form 10-KSB Annual Report:

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors — Nominees for Director”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers and Key Employees” and “Election of Directors-Board and Committee Matters” in the Company’s Definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”).

Code of Ethics

     Our Code of Business Conduct and Ethics is available in the Investor Relations section of our website, at www.nationshealth.com.

Item 10. Executive Compensation

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2005 Proxy Statement: “Election of Directors — Director Compensation,” and “Executive Compensation” and “Election of Directors — Compensation Committee Interlocks and Insider Participation.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption “Share Ownership” in the 2005 Proxy Statement.

The following table provides information about the Common Stock that may be issued under our existing equity compensation plans as of December 31, 2004.

		Weighted-average	Number of securities remaining
	Number of securities to	exercise price of	available for future issuance
	be issued upon exercise	outstanding	under equity compensation plans
	of outstanding options,	options, warrants	(excluding securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,208,125	$6.87	691,875

Equity compensation plans not approved by security holders	—		—

Total	1,208,125		691,875

Item 12. Certain Relationships and Related Transactions

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Election of Directors — Certain Relationships and Related Transactions” in the 2005 Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K Financial Statements

     The Financial Statements are included under Part II, Item 7 of this Report.

(a) Exhibits

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of August 10, 2004 among Millstream Acquisition Corporation, N Merger L.L.C. and NationsHealth Holdings, L.L.C. Filed as Annex A to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

3.1	Second Restated Certificate of Incorporation of Millstream Acquisition Corporation. Filed as Exhibit 3.3 to the Company’s Form 8-A12G/A (File No. 000-50348) filed September 8, 2004 and incorporated herein by reference.

3.2	By-Laws of NationsHealth, Inc., as amended and restated on August 31, 2004. Filed as Exhibit 3.4 to the Company’s Form 8-A12G/A (File No. 00050348) filed September 8, 2004 and incorporated herein by reference.

4.1	Stockholders Agreement, dated as of March 9, 2004, as amendment on June 2, 2004 among Millstream Acquisition Corporation, RGGPLS Holding, Inc. and GRS Holdings, L.L.C. Filed as Annex E to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

Exhibit No.	Description

4.2	Registration Rights Agreement, dated as of March 9, 2004, as amended on June 2, 2004, by and among Millstream Acquisition Corporation, RGGPLS Holding, Inc., GRH Holdings, L.L.C., and Becton, Dickinson and Company. Filed as Annex F to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

4.3	NationsHealth, Inc. 2004 Incentive Stock Plan, dated August 30, 2004. Filed as Annex I to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004.

4.4	Amended and Restated Governance Agreement, dated as of August 10, 2004, among Millstream Acquisition Corporation, RGGPLS Holding, Inc., and Arthur Spector. Filed as Exhibit 5.02(a) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

4.5	Form of Stock Option Agreement under the NationsHealth, Inc. 2004 Stock Option Plan. Filed as Exhibit 10.12 to the Company’s Form 10-QSB (File No. 000-50348) filed November 10, 2004 and incorporated herein by reference.

10.1	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Glenn M. Parker, M.D. Filed as Exhibit 5.02(d) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.2	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Robert Gregg. Filed as Exhibit 5.02(e) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.3	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Lewis Stone. Filed as Exhibit 5.02(f) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.4	Indemnification and Escrow Agreement, dated as of August 30, 2004 among Millstream Acquisition Corporation, Continental Stock Transfer & Trust Company, as Escrow, RGGPLS Holding, Inc., and Arthur Spector. Filed as Exhibit 5.02(g) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.5	Lease Agreement with Liberty Property Limited Partnership dated March 1, 2003, for the property located at 13650 N.W. 8th Street, Sunrise, Florida. Filed herewith.

10.6	Assignment of Lease Agreement with Liberty Property Limited Partnership for the property located at 13650 N.W. 8th Street, Sunrise, Florida, dated February 19, 2004. Filed herewith.

10.7	Lease Agreement with Liberty Property Limited Partnership entered into on February 9, 2004, for the property located at 13630 N.W. 8th Street, Sunrise, Florida. Filed herewith.

10.8	Assignment of Lease Agreement with Liberty Property Limited Partnership for the property located at 13630 N.W. 8th Street, Sunrise, Florida, dated February 19, 2004. Filed herewith.

10.9	Sublease Agreement with D & K Healthcare Resources Inc. dated May 19, 2004, for the premises located at 2955 West Corporate Lakes Boulevard, Weston, Florida. Filed herewith.

Exhibit No.	Description

23.1	Consent of Rachlin Cohen & Holtz LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the

Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

99.1	Important Factors that May Affect Future Operating Results. Filed herewith.

(b)	Reports on Form 8-K

     On November 12, 2004, we filed a Current Report on Form 8-K to announce our third quarter results in a press release, dated November 10, 2004 which contained the following financial statements:

•	Unaudited Summary Consolidated Statements of Operations Data for the quarter ended September 30, 2004

•	Unaudited Summary Consolidated Statements of Operations Data for the nine months ended September 30, 2004

•	Unaudited Summary Consolidated Balance Sheet dated September 30, 2004

     On November 17, 2004, we filed a Current Report on Form 8-K to furnish presentation materials, which were prepared for presentations to institutional investors beginning on November 17, 2004.

Item 14. Principal Accountant Fees and Services

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors — Board and committee Matters” and “Information Concerning Our Auditors” in the 2005 Proxy Statement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, this 24th day of March, 2005.

NATIONSHEALTH, INC.
By:	/s/ Glenn M. Parker

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date
/s/ Glenn M. Parker	Chief Executive Officer and Director	March 24, 2005
(Principal Executive Officer)
Glenn M. Parker

/s/ Timothy Fairbanks	Chief Financial Officer and Director	March 24, 2005
(Principal Financial Officer)
Timothy Fairbanks

/s/ Arthur A. Spector	Chairman of the Board of Directors	March 24, 2005

Arthur A. Spector

/s/ Lewis P. Stone	Director, President and Chief Information	March 24, 2005
Officer
Lewis P. Stone

/s/ Don K. Rice	Director	March 24, 2005

Don K. Rice

/s/ Richard R. Howard	Director	March 24, 2005

Richard R. Howard

/s/ George F. Raymond	Director	March 24, 2005

George F. Raymond

NATIONSHEALTH, INC.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of August 10, 2004 among Millstream Acquisition Corporation, N Merger L.L.C. and NationsHealth Holdings, L.L.C. Filed as Annex A to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

3.1	Second Restated Certificate of Incorporation of Millstream Acquisition Corporation. Filed as Exhibit 3.3 to the Company’s Form 8-A12G/A (File No. 000-50348) filed September 8, 2004 and incorporated herein by reference.

3.2	By-Laws of NationsHealth, Inc., as amended and restated on August 31, 2004. Filed as Exhibit 3.4 to the Company’s Form 8-A12G/A (File No. 00050348) filed September 8, 2004 and incorporated herein by reference.

4.1	Stockholders Agreement, dated as of March 9, 2004, as amendment on June 2, 2004 among Millstream Acquisition Corporation, RGGPLS Holding, Inc. and GRS Holdings, L.L.C. Filed as Annex E to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

4.2	Registration Rights Agreement, dated as of March 9, 2004, as amended on June 2, 2004, by and among Millstream Acquisition Corporation, RGGPLS Holding, Inc., GRH Holdings, L.L.C., and Becton, Dickinson and Company. Filed as Annex F to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

4.3	NationsHealth, Inc. 2004 Incentive Stock Plan, dated August 30, 2004. Filed as Annex I to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004.

4.4	Amended and Restated Governance Agreement, dated as of August 10, 2004, among Millstream Acquisition Corporation, RGGPLS Holding, Inc., and Arthur Spector. Filed as Exhibit 5.02(a) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

4.5	Form of Stock Option Agreement under the NationsHealth, Inc. 2004 Stock Option Plan. Filed as Exhibit 10.12 to the Company’s Form 10-QSB (File No. 000-50348) filed November 10, 2004 and incorporated herein by reference.

10.1	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Glenn M. Parker, M.D. Filed as Exhibit 5.02(d) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.2	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Robert Gregg. Filed as Exhibit 5.02(e) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

Exhibit No.	Description

10.3	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Lewis Stone. Filed as Exhibit 5.02(f) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.4	Indemnification and Escrow Agreement, dated as of August 30, 2004 among Millstream Acquisition Corporation, Continental Stock Transfer & Trust Company, as Escrow, RGGPLS Holding, Inc., and Arthur Spector. Filed as Exhibit 5.02(g) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.5	Lease Agreement with Liberty Property Limited Partnership dated March 1, 2003, for the property located at 13650 N.W. 8th Street, Sunrise, Florida. Filed herewith.

10.6	Assignment of Lease Agreement with Liberty Property Limited Partnership for the property located at 13650 N.W. 8th Street, Sunrise, Florida, dated February 19, 2004. Filed herewith.

10.7	Lease Agreement with Liberty Property Limited Partnership entered into on February 9, 2004, for the property located at 13630 N.W. 8th Street, Sunrise, Florida. Filed herewith.

10.8	Assignment of Lease Agreement with Liberty Property Limited Partnership for the property located at 13630 N.W. 8th Street, Sunrise, Florida, dated February 19, 2004. Filed herewith.

10.9	Sublease Agreement with D & K Healthcare Resources Inc. dated May 19, 2004, for the premises located at 2955 West Corporate Lakes Boulevard, Weston, Florida. Filed herewith

23.1	Consent of Rachlin Cohen & Holtz LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

99.1	Important Factors that May Affect Future Operating Results. Filed herewith.