Form 10KSB/A
period 2004-12-31
NationsHealth, Inc.
filed 2005-05-13
CIK 1233426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___.

Commission File Number: 000-50348

NATIONSHEALTH, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1688360 (I.R.S. Employer Identification No.)

13650 NW 8th Street, Suite 109, Sunrise, FL (Address of principal executive offices)	33325 (Zip Code)

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

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☑

1

EXPLANATORY NOTE

     This Annual Report on Form 10-KSB/A of NationsHealth, Inc., or the (“Company”), for the fiscal year ended December 31, 2004, amends in its entirety the Form 10-KSB for the year ended December 31, 2004, we filed on March 25, 2005. We are filing this Form 10-KSB/A for the purpose of reclassifying the Company’s outstanding balance on its line of credit as of December 31, 2004.

     The Company’s revolving line of credit agreement with CapitalSource LLC expires in April 2007. However, the credit agreement requires the Company to maintain a lock-box arrangement whereby amounts received into the lock-box are applied to reduce the revolving credit facility outstanding and contains certain subjective acceleration clauses in the event of a material adverse event. In light of these conditions, the Company has reclassified its borrowings under the revolving credit agreement as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” Accordingly, the accompanying balance sheet as of December 31, 2004, Notes 3 and 6 thereto and the Contractual Obligations table, in Item 6, have been restated and the amount owed under the line of credit previously reported as long-term debt has been reclassified to current liabilities.

2

NATIONSHEALTH, INC.

FORM 10-KSB/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

3

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

Contractual Obligations

     We have various contractual obligations that affect our liquidity. The following table presents our line of credit, contractual obligations for future annual purchase commitments, primarily for inventory, minimum payments due under a service agreement and minimum operating lease payments, which primarily pertain to leased facilities, (in thousands) as of December 31, 2004.

		Purchase	Service	Operating	Yearly
Obligations	Line of Credit	Commitments(1)	Agreement	Leases	Total
2005	$2,619	$33,064	$48	$1,003	$36,734
2006	—	44,431	48	868	45,347
2007	—	17,050	48	793	17,891
2008	—	—	12	764	776
2009	—	—	—	741	741
Thereafter	—	—	—	609	609

Total minimum payments	$2,619	$94,545	$156	$4,778	$102,098

(1)	Includes $4,813,000 of commitments for advertising in 2005.

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

Important Factors That May Affect Future Operations and Results

     This Annual Report on Form 10-KSB/A contains forward-looking statements. These forward-looking statements appear principally in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions.

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

     As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in Exhibit 99.1 “Important Factors That May Affect Future Operations and Results” to this Form 10-KSB/A, which is incorporated into this item by this reference.

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

     The accompanying consolidated and combined financial statements have been restated as discussed in Note 2.

/s/ RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
February 18, 2005 except for Note 12, as to which the date is February 28, 2005

NATIONSHEALTH, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2004	2003
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$2,904	$1,412
Certificate of deposit	100	—
Accounts receivable, net of allowance of $10,985 and $3,526	8,708	2,761
Inventory	1,719	834
Costs related to billings in process, net	1,437	854
Investment held in trust	2,000	—
Prepaid expenses and other	392	32

Total current assets	17,260	5,893
Property and equipment, net	1,770	684
Other assets	346	52

Total assets	$19,376	$6,629

LIABILITIES AND STOCKHOLDERS’ / MEMBERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$4,595	$4,124
Accounts payable, related party	5,004	954
Accrued expenses	7,195	1,163
Line of credit	2,619	—

Total current liabilities	19,413	6,241

Long-Term Debt:
Lines of credit	—	800
Notes payable to members	—	1,343

Total long-term debt	—	2,143

Commitments and contingencies
Stockholders’ / Members’ Deficiency:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 26,174,800 issued and outstanding	3	—
Additional paid-in capital	32,315	—
Preferred members’ interests ¥ voting	—	400
Preferred members’ interests ¥ nonvoting	—	3,741
Class B interests	—	35
Accumulated deficit	(32,355)	(5,931)

Total stockholders’ / members’ deficiency	(37)	(1,755)

Total liabilities and stockholders’ / members’ deficiency	$19,376	$6,629

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

NATIONSHEALTH, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ / MEMBERS’ DEFICIENCY
(In thousands)

				Preferred	Preferred
			Additional	Members'	Members'
	Common Stock		Paid-in	Interests-	Interests-	Class B	Accumulated
	Shares	Amount	Capital	Voting	Nonvoting	Interest	Deficit	Total
Balance, December 31, 2001		$—	$—	$—	$—	$—	$(249)	$(249)
Net loss							(1,855)	(1,855)

Balance, December 31, 2002		—	—	—	—	—	(2,105)	(2,105)

Conversion of notes payable to members’ capital				400		35		435
Sale of membership interest, net of offering costs					3,741			3,741
Net loss							(3,826)	(3,826)

Balance, December 31, 2003		—	—	400	3,741	35	(5,931)	(1,755)

Reverse merger	26,150	3	18,483	(400)	(3,741)	(35)		14,310
Employee stock bonus plan			13,707					13,707
Warrant exercises	25		125					125
Net loss							(26,424)	(26,424)

Balance, December 31, 2004	26,175	$3	$32,315	$—	$—	$—	$(32,355)	$(37)

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

Revenue Recognition.

     The Company recognizes revenue related to product sales to patients who have placed orders and received shipments, provided that risk of loss has passed to the patient and the required written forms to bill Medicare, other third party payors, and patients have been received and verified, if applicable. Revenue is recorded at amounts expected to be collected from Medicare, other third party payors, and directly from patients. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to these billings in process are deferred and charged to expense at the time the related revenue is recognized.

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

Restatement

     The Company’s 2004 balance sheet has been restated to reclassify the balance outstanding on the line of credit as of December 31, 2004 as a current liability.

     The Company’s revolving line of credit agreement with CapitalSource LLC expires in April 2007. However, the credit agreement requires the Company to maintain a lock-box arrangement whereby amounts received into the lock-box are applied to reduce the revolving credit facility outstanding and contains certain subjective acceleration clauses in the event of a material adverse event. In light of these conditions, the Company has reclassified its borrowings under the revolving credit agreement as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” Accordingly, the accompanying balance sheet as of December 31, 2004, and Notes 3 and 6 thereto and have been restated and the amount owed under the line of credit previously reported as long-term debt has been reclassified to current liabilities.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. LIQUIDITY AND PROFITABILITY CONSIDERATIONS

     From inception and continuing through 2004, the Company has experienced temporary cash flow shortages due to its aggressive patient acquisition strategy and related marketing costs. As reflected in the consolidated and combined balance sheet as of December 31, 2004, the Company had negative working capital of approximately $2,153,000 and a stockholders’ deficiency of approximately $37,000. Additionally, the Company has suffered net losses of approximately $26,424,000, $3,826,000 and $1,855,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

6. LINES OF CREDIT

	December 31,
	2004	2003
	(in thousands)
$10,000,000 maximum, limited by a borrowing base. Interest is the higher of prime plus 2.5% or 4.0%, plus certain additional fees and charges. See additional terms below.	$2,619	$—
$500,000 secured line of credit with a bank. Interest was at prime plus 1%, payable monthly. The line was repaid with the proceeds from the new revolving credit facility and terminated on April 30, 2004.	—	400
$400,000 secured line of credit with a bank. Interest was stated at 2.5%, payable monthly. The line was repaid with the proceeds from the new revolving credit facility and terminated on April 30, 2004.	—	400

Line of credit included in current liabilities	$2,619

Lines of credit included in long-term debt		$800

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

     The Company accounts for its stock options plan under the intrinsic value and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this method, compensation cost for stock options granted to directors or employees is measured as the excess, if any, of the estimated market price of the Company’s stock at the date of the grant of the amount an employee must pay to acquire the stock. The Company provides additional disclosures required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”

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

          The tax effects of temporary differences that would give rise to significant portions of the net deferred tax asset at December 31, 2004 and 2003 are presented below:

	2004	2003
Net operating loss carry forward	$1,076	$765
Restricted stock plan	5,158	—
Allowance for doubtful accounts	4,388	1,360
Inventory reserve	605	39
Accrued salaries	234	—
Property and equipment basis differences, depreciation and amortization	(468)	(12)
Other	—	40

Total gross deferred tax asset	10,993	2,192
Less valuation allowance	(10,993)	(2,192)

	$—	$—

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

Item 8A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the our disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB/A, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III of Form 10-KSB/A is contained in the definitive Proxy Statement to be used in connection with the annual meeting of stockholders for the year 2005, and is incorporated herein by reference to this Form 10-KSB/A Annual Report:

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors – Nominees for Director”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers and Key Employees” and “Election of Directors-Board and Committee Matters” in the Company’s Definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”).

Code of Ethics

Our Code of Business Conduct and Ethics is available in the Investor Relations section of our website, at www.nationshealth.com.

Item 10. Executive Compensation

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2005 Proxy Statement: “Election of Directors – Director Compensation,” and “Executive Compensation” and “Election of Directors – Compensation Committee Interlocks and Insider Participation.”

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

		Weighted-average	Number of securities remaining
	Number of securities to	exercise price of	available for future issuance under
	be issued upon exercise	outstanding	equity compensation plans
	of outstanding options,	options, warrants	(excluding securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,208,125	$6.87	691,875

Equity compensation plans not approved by security holders	—		—

Total	1,208,125		691,875

Item 12. Certain Relationships and Related Transactions

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Election of Directors – Certain Relationships and Related Transactions” in the 2005 Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K
Financial Statements

     The Financial Statements are included under Part II, Item 7 of this Report.

(a) Exhibits

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of August 10, 2004 among Millstream Acquisition Corporation, N Merger L.L.C. and NationsHealth Holdings, L.L.C. Filed as Annex A to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

3.1	Second Restated Certificate of Incorporation of Millstream Acquisition Corporation. Filed as Exhibit 3.3 to the Company’s Form 8-A12G/A (File No. 000-50348) filed September 8, 2004 and incorporated herein by reference.

3.2	By-Laws of NationsHealth, Inc., as amended and restated on August 31, 2004. Filed as Exhibit 3.4 to the Company’s Form 8-A12G/A (File No. 00050348) filed September 8, 2004 and incorporated herein by reference.

4.1	Stockholders Agreement, dated as of March 9, 2004, as amendment on June 2, 2004 among Millstream Acquisition Corporation, RGGPLS Holding, Inc. and GRS Holdings, L.L.C. Filed as Annex E to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

Exhibit No.	Description

4.2	Registration Rights Agreement, dated as of March 9, 2004, as amended on June 2, 2004, by and among Millstream Acquisition Corporation, RGGPLS Holding, Inc., GRH Holdings, L.L.C., and Becton, Dickinson and Company. Filed as Annex F to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

4.3	NationsHealth, Inc. 2004 Incentive Stock Plan, dated August 30, 2004. Filed as Annex I to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004.

4.4	Amended and Restated Governance Agreement, dated as of August 10, 2004, among Millstream Acquisition Corporation, RGGPLS Holding, Inc., and Arthur Spector. Filed as Exhibit 5.02(a) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

4.5	Form of Stock Option Agreement under the NationsHealth, Inc. 2004 Stock Option Plan. Filed as Exhibit 10.12 to the Company’s Form 10-QSB (File No. 000-50348) filed November 10, 2004 and incorporated herein by reference.

10.1	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Glenn M. Parker, M.D. Filed as Exhibit 5.02(d) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.2	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Robert Gregg. Filed as Exhibit 5.02(e) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.3	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Lewis Stone. Filed as Exhibit 5.02(f) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.4	Indemnification and Escrow Agreement, dated as of August 30, 2004 among Millstream Acquisition Corporation, Continental Stock Transfer & Trust Company, as Escrow, RGGPLS Holding, Inc., and Arthur Spector. Filed as Exhibit 5.02(g) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.5	Lease Agreement with Liberty Property Limited Partnership dated March 1, 2003, for the property located at 13650 N.W. 8th Street, Sunrise, Florida. Filed as exhibit 10.5 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.6	Assignment of Lease Agreement with Liberty Property Limited Partnership for the property located at 13650 N.W. 8th Street, Sunrise, Florida, dated February 19, 2004. Filed as exhibit 10.6 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.7	Lease Agreement with Liberty Property Limited Partnership dated May 1, 2004, for the property located at 13630 N.W. 8th Street, Sunrise, Florida. Filed as exhibit 10.7 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.8	Assignment of Lease Agreement with Liberty Property Limited Partnership for the property located at 13630 N.W. 8th Street, Sunrise, Florida, dated February 19, 2004. Filed as exhibit 10.8 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.9	Sublease Agreement with D & K Healthcare Resources Inc. dated May 19, 2004, for the premises located at 2955 West Corporate Lakes Boulevard, Weston, Florida. Filed as exhibit 10.9 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and

Exhibit No.	Description

incorporated herein by reference.

Exhibit No.	Description

23.1	Consent of Rachlin Cohen & Holtz LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

99.1	Important Factors that May Affect Future Operating Results. Filed herewith.

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

Item 14. Principal Accountant Fees and Services

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors – Board and committee Matters” and “Information Concerning Our Auditors” in the 2005 Proxy Statement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, this 13th day of May, 2005.

NATIONSHEALTH, INC.

By:	/s/ Glenn M. Parker

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date
/s/ Glenn M. Parker Glenn M. Parker	Chief Executive Officer and Director (Principal Executive Officer)	May 13, 2005

/s/ Timothy Fairbanks Timothy Fairbanks	Chief Financial Officer and Director (Principal Financial Officer)	May 13, 2005

/s/ Arthur A. Spector Arthur A. Spector	Chairman of the Board of Directors	May 13, 2005

/s/ Lewis P. Stone Lewis P. Stone	Director, President and Chief Information Officer	May 13, 2005

/s/ Don K. Rice Don K. Rice	Director	May 13, 2005

/s/ Richard R. Howard Richard R. Howard	Director	May 13, 2005

/s/ George F. Raymond George F. Raymond	Director	May 13, 2005

NATIONSHEALTH, INC.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of August 10, 2004 among Millstream Acquisition Corporation, N Merger L.L.C. and NationsHealth Holdings, L.L.C. Filed as Annex A to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

3.1	Second Restated Certificate of Incorporation of Millstream Acquisition Corporation. Filed as Exhibit 3.3 to the Company’s Form 8-A12G/A (File No. 000-50348) filed September 8, 2004 and incorporated herein by reference.

3.2	By-Laws of NationsHealth, Inc., as amended and restated on August 31, 2004. Filed as Exhibit 3.4 to the Company’s Form 8-A12G/A (File No. 00050348) filed September 8, 2004 and incorporated herein by reference.

4.1	Stockholders Agreement, dated as of March 9, 2004, as amendment on June 2, 2004 among Millstream Acquisition Corporation, RGGPLS Holding, Inc. and GRS Holdings, L.L.C. Filed as Annex E to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

4.2	Registration Rights Agreement, dated as of March 9, 2004, as amended on June 2, 2004, by and among Millstream Acquisition Corporation, RGGPLS Holding, Inc., GRH Holdings, L.L.C., and Becton, Dickinson and Company. Filed as Annex F to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

4.3	NationsHealth, Inc. 2004 Incentive Stock Plan, dated August 30, 2004. Filed as Annex I to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004.

4.4	Amended and Restated Governance Agreement, dated as of August 10, 2004, among Millstream Acquisition Corporation, RGGPLS Holding, Inc., and Arthur Spector. Filed as Exhibit 5.02(a) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

4.5	Form of Stock Option Agreement under the NationsHealth, Inc. 2004 Stock Option Plan. Filed as Exhibit 10.12 to the Company’s Form 10-QSB (File No. 000-50348) filed November 10, 2004 and incorporated herein by reference.

10.1	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Glenn M. Parker, M.D. Filed as Exhibit 5.02(d) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.2	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Robert Gregg. Filed as Exhibit 5.02(e) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

Exhibit No.	Description

10.3	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Lewis Stone. Filed as Exhibit 5.02(f) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.4	Indemnification and Escrow Agreement, dated as of August 30, 2004 among Millstream Acquisition Corporation, Continental Stock Transfer & Trust Company, as Escrow, RGGPLS Holding, Inc., and Arthur Spector. Filed as Exhibit 5.02(g) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.5	Lease Agreement with Liberty Property Limited Partnership dated March 1, 2003, for the property located at 13650 N.W. 8th Street, Sunrise, Florida. Filed as exhibit 10.5 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.6	Assignment of Lease Agreement with Liberty Property Limited Partnership for the property located at 13650 N.W. 8th Street, Sunrise, Florida, dated February 19, 2004. Filed as exhibit 10.6 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.7	Lease Agreement with Liberty Property Limited Partnership dated May 1, 2004, for the property located at 13630 N.W. 8th Street, Sunrise, Florida. Filed as exhibit 10.7 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.8	Assignment of Lease Agreement with Liberty Property Limited Partnership for the property located at 13630 N.W. 8th Street, Sunrise, Florida, dated February 19, 2004. Filed as exhibit 10.8 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.9	Sublease Agreement with D & K Healthcare Resources Inc. dated May 19, 2004, for the premises located at 2955 West Corporate Lakes Boulevard, Weston, Florida. Filed as exhibit 10.9 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

23.1	Consent of Rachlin Cohen & Holtz LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

99.1	Important Factors that May Affect Future Operating Results. Filed herewith.