Form 10-Q
period 2005-03-31
NationsHealth, Inc.
filed 2005-05-16
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended March 31, 2005.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from                      to

Commission file number 000-50348

NATIONSHEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1688360

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13650 N.W. 8th Street, Sunrise, Florida	33325

(Address of principal executive offices)	(Zip Code)

(954) 903-5000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at May 9, 2005

Common stock, $0.0001 par value	26,174,800

1

NATIONSHEALTH, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONSHEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$8,292	$2,904
Restricted certificate of deposit	—	100
Accounts receivable, net of allowance of $13,103 and $10,985, respectively	13,420	8,708
Inventory	2,062	1,719
Costs related to billings in process, net	1,768	1,437
Investment held in trust	2,000	2,000
Prepaid expenses and other current assets	568	392

Total current assets	28,110	17,260
Property and equipment, net	2,118	1,770
Other assets	1,324	346

Total assets	$31,552	$19,376

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$7,016	$4,595
Accounts payable, related party	5,645	5,004
Accrued expenses	5,642	7,195
Line of credit	6,334	2,619

Total current liabilities	24,637	19,413

Long-Term Debt:
Obligations under capital leases	87	—
Convertible notes, net	4,718	—

Total long-term debt	4,805	—

Commitments and contingencies

Stockholders’ Equity (Deficiency):
Common stock, at par value	3	3
Additional paid-in capital	42,736	32,315
Accumulated deficit	(40,629)	(32,355)

Total stockholders’ equity (deficiency)	2,110	(37)

Total liabilities and stockholders’ equity (deficiency)	$31,552	$19,376

     The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2005	2004
Revenue:
Net sales	$17,137	$12,836
Prescription card revenue	1,855	469

	18,992	13,305

Cost of Sales	6,926	4,055

Gross Profit	12,066	9,250

Operating Expenses:
Patient acquisition and related costs	9,154	5,225
Patient service and fulfillment	3,892	2,692
General and administrative	4,304	1,851
Provision for doubtful accounts	2,321	2,340
Depreciation and amortization	216	80

	19,887	12,188

Loss from Operations	(7,821)	(2,938)

Other Income (Expenses):
Interest income	—	2
Interest expense	(453)	(135)

	(453)	(133)

Net Loss	$(8,274)	$(3,071)

Net loss per share:
Basic and diluted	$(0.32)	$(0.12)

Weighted average shares outstanding:
Basic and diluted	26,175	26,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months
	Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(8,274)	$(3,071)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Provision for doubtful accounts	2,321	2,340
Depreciation and amortization	216	80
Amortization of note discount	140	—
Changes in operating assets and liabilities:
(Increase) in:
Accounts receivable	(7,033)	(5,501)
Inventories	(343)	(234)
Costs related to billings in process	(331)	(864)
Prepaid expenses and other assets	(247)	(145)
Increase in:
Accounts payable and accrued expenses	753	4,049
Accounts payable, related party	641	1,717

Net cash and cash equivalents used in operating activities	(12,157)	(1,629)

Cash Flows from Investing Activities:
Redemption (purchase) of restricted certificate of deposit	100	(100)
Acquisition of property and equipment	(363)	(379)

Net cash and cash equivalents used in investing activities	(263)	(479)

Cash Flows from Financing Activities:
Proceeds from financing transaction	15,000	--
Net draws on lines of credit	3,715	1,099
Payments for note issuance costs	(907)	—
Payments for merger costs, net	—	(346)

Net cash and cash equivalents provided by financing activities	17,808	753

Net Increase (Decrease) in Cash and Cash Equivalents	5,388	(1,355)
Cash and Cash Equivalents, Beginning	2,904	1,412

Cash and Cash Equivalents, Ending	$8,292	$57

Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	$201	$—

Discount on convertible notes	$10,422	$—

Deferred merger costs incurred	$—	$779

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of NationsHealth, Inc. (the “Company” or “NationsHealth”), formerly Millstream Acquisition Corporation, and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC. These unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Form 10-KSB/A filed with the SEC on May 13, 2005. The Company manages its business as one reportable segment.

     The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of annual results. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the restated audited consolidated financial statements and the notes thereto that are included in the Company’s Form 10-KSB/A that was filed with the SEC on May 13, 2005.

2. STOCK-BASED COMPENSATION

     NationsHealth adopted a stock option plan in August 2004 and accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation costs for stock options are measured as the excess, if any, of the estimated market price of NationsHealth’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Accordingly, NationsHealth provides the additional disclosures required under Statement of Financial Accounting Standard, (“SFAS”) No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”

     NationsHealth has adopted the disclosure only provision of SFAS 123. Had compensation costs for NationsHealth’s stock option grants described above been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, NationsHealth’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the three months ended March 31, 2005 (in thousands, except per share data), as follows:

Net loss, as reported	$(8,274)

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(255)

Pro forma	$(8,529)

Basic and Diluted loss per share:
As reported	$(0.32)

Pro forma	$(0.33)

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R) “). SFAS No. 123(R) requires companies to recognize the compensation cost relating to share-based payment transactions in the financial statements based on their fair values. This Statement was to be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule, which changed the compliance date of SFAS No. 123(R). SFAS No. 123(R) will be effective for the Company beginning January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of proforma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is unable to determine the future impact of the adoption of SFAS No. 123(R) on its operations because the amount and terms of future share-based payments are not known at this time. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 described above as pro forma net loss and net loss per share.

3. LIQUIDITY AND PROFITABILITY CONSIDERATIONS

     From inception and continuing through March 31, 2005, the Company has experienced temporary cash flow shortages due to its aggressive patient acquisition strategy and related marketing costs. Additionally, the Company has suffered net losses of approximately $8,274,000, $26,424,000, $3,826,000 and $1,855,000 for the three months ended March 31, 2005 and years ended December 31, 2004, 2003 and 2002, respectively.

     Management’s plans with regard to these matters encompass the following actions:

Subsequent Financing.

     In February 2005, as more fully described in Note 16 herein, the Company obtained $15,000,000 through the issuance of 7.75% convertible notes and 1,785,714 shares of common stock. These funds will generally be used for the Company’s working capital requirements.

Liquidity

          Revolving Line of Credit.

     The Company has a revolving line of credit agreement as more fully described in Note 15. As of March 31, 2005, the total amount available under the revolving line of credit was approximately $6,701,000.

          Trade Credit Expansion.

     Management believes that it will be successful in continuing to expand existing credit facilities and obtaining additional lines of credit with new vendors, although no assurance can be given in this regard.

          Potential Additional Financing.

     In addition to the additional financing obtained in February 2005, the Company’s Management has explored other strategic financing alternatives. Management believes that additional debt and equity financing options are currently available and would likely remain available to the Company throughout 2005, although no assurance can be given in this regard.

Profitability

          Cost Reductions.

     Under alternative plans of operations, management would, if considered necessary, be able to substantially reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages. Under such alternative plans, it is likely that future revenue would also be negatively impacted.

Summary.

     Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve liquidity and profitability. However, there can be no assurances that management’s plans will be achieved.

4. BUSINESS OPERATIONS

     The Company is a growing provider of diabetes, respiratory and ostomy supplies reimbursable by Medicare Part B, as well as a provider of prescription discount services. The Company has also entered into a strategic alliance with CIGNA Healthcare to offer Medicare Part D prescription drug plans beginning in January 2006. The Company focuses on providing services and supplies to the approximately 40 million Medicare beneficiaries in the United States.

Medical Product Sales.

     The Company distributes medical equipment and supplies nationally through direct home delivery and its retail program. Revenue from medical product sales in the areas of diabetes, respiratory ailments and ostomy currently comprised over 90% of the Company’s revenue for the first quarter of 2005 and over 96% for the first quarter of 2004. Medicare pays the Company for 80% of the Medicare allowable cost for these Part B products after the beneficiary has satisfied his or her annual deductible amount, and bills the remaining balance to either third party payors such as a patient’s supplemental insurance carrier or directly to the patient. The Company accepts assignments of Medicare benefits, ships supplies and medications to patients, bills and receives payments from Medicare and certain private insurers on behalf of patients (in addition to any patient co-payment and/or deductible).

Prescription Discount Drug Card Services.

     The Company provides discount prescription drug card services under two programs. The cards are accepted at over 50,000 pharmacies nationwide. The Company’s original program is open to all individuals and the Medicare-approved program is open only to Medicare eligible patients. The Company receives a fee, ranging from $0.70 to $1.30, each time a cardholder saves money using either of these cards. During the second quarter of 2004, the Company began earning manufacturer rebates when cardholders purchase certain drugs using the card. For the first quarters of 2005 and 2004, revenue from the NationsHealth Discount Prescription Card program comprised approximately 9% and 4%, respectively, of the Company’s total revenue.

5. ORGANIZATION AND CAPITALIZATION

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

6. MERGER AND ACCOUNTING TREATMENT

     On March 9, 2004, Millstream entered into a definitive merger agreement with NationsHealth Holdings. On August 30, 2004, the shareholders of Millstream voted to approve the merger agreement. Upon consummation of the merger on August 31, 2004, NationsHealth Holdings merged with and into Millstream and Millstream changed its name to NationsHealth, Inc. The membership interests in NationsHealth Holdings were converted into a total of 21,375,000 shares of Millstream’s common stock, or approximately 81.7% of the subsequently outstanding common shares of the combined company. Immediately prior to the merger, the amount held in trust by Millstream for purposes of completing a business combination was $20,882,000. After payments totaling $3,186,000 for professional fees and other costs related to the merger and $3,000,000 to NationsHealth Holdings’ members, the net proceeds amounted to $14,696,000. From these net proceeds, $2,873,000 was used to repay debt and $2,000,000 (see Note 12) was placed into an escrow account to satisfy any damages under an indemnification agreement to stockholders of Millstream prior to the consummation of the merger.

     The merger was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, NationsHealth Holdings was treated as the acquiring company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of NationsHealth Holdings issuing stock for the net monetary assets of Millstream, consisting of $14,696,000 of cash and escrow funds, accompanied by a recapitalization. The net monetary assets of the Company were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The financial position, operations and cash flows reflected in this document as of the dates and for the periods prior to the merger are those of NationsHealth Holdings. The accumulated deficit of NationsHealth Holdings was carried forward to the combined company .

7. RECLASSIFICATION

     In order to better reflect the character of the Company’s expenses, certain prior period amounts have been reclassified to conform to the current period presentation.

8. REVENUE RECOGNITION

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

     Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third party payors, such as traditional indemnity insurance companies. Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue and, therefore, contractual allowances are not significant. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to either other third party payors or directly to patients. Amounts due from patients represent a disproportionately higher amount of the provision for doubtful accounts. Revenue from Medicare represented approximately 71% and 75% of net revenue in the first quarters of 2005 and 2004, respectively.

     Pursuant to the NationsHealth Discount Prescription Card Program, the Company receives a transaction-based fee each time a cardholder saves money with the card. The transaction fee ranges from $0.70 to $1.30. Revenue is recognized in the month the transaction occurs. Beginning in the third quarter of 2004, the Company also began recognizing revenue from manufacturer rebates for cardholder purchases of certain drugs using the card. These rebates are included in prescription card revenue in the accompanying consolidated financial statements.

9. ACCOUNTS RECEIVABLE

     The Company’s accounts receivable are generally due from Medicare, other third party payors and patients. The collection process is time consuming and complex and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. As a result, collection efforts may be active for up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, the Company makes reasonable and appropriate efforts to collect its accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payor types.

     The valuation of accounts receivable is based upon the credit-worthiness of patients and third party payors, as well as the Company’s historical collection experience. A significant portion of accounts receivable are owed by Medicare. Estimates of accounts receivable collectibility are based on the Company’s credit policy and historical collection and write-off experience, current trends, and analysis of accounts receivable by aging category by the Company’s management. Changes in judgment regarding these factors will cause the allowance for doubtful accounts to be adjusted.

10. INVENTORY

     Inventory is comprised of diabetes and respiratory medical supplies and is stated at the lower of cost, as determined on the average cost method, or market.

11. COSTS RELATED TO BILLINGS IN PROCESS

     Due to the medical nature of the products the Company provides, patients sometimes request supplies before the Company has received the required written forms, such as an assignment of benefits, to bill Medicare and other third party payors. As part of the Company’s continuing efforts to service more patients, the Company generally ships product to these patients but defers the revenue and costs related to such billings in process until all required forms have been obtained and verified. The costs, which include the cost of the inventory shipped, are presented net of a valuation allowance based upon the Company’s historical experience with the collection of documents required to bill Medicare and other patients, and are charged to cost of sales at the time the related revenue is recognized. The valuation allowance as of March 31, 2005 and December 31, 2004 amounted to $2,268,000 and $1,606,000, respectively.

12. INVESTMENT HELD IN TRUST

     Investment held in trust is comprised of cash placed in an escrow account with a bank to satisfy any damages under an indemnification agreement to the stockholders of Millstream prior to the consummation of the merger. If there are no such claims, the funds will be released to the Company from escrow on August 31, 2005. Through March 31, 2005 no such claims have been received.

13. INTERNAL SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes certain internal software development costs, including internal labor, which are being amortized on a straight-line basis over the estimated useful lives of the software, generally 3 years. During the first quarters ended March 31, 2005 and 2004, the Company capitalized internal software development costs of $209,000 and $178,000, respectively. These capitalized software development costs, which are included in property and equipment in the accompanying unaudited consolidated balance sheet totaled $976,000, net of accumulated amortization of $423,000 as of March 31, 2005 and $876,000, net of accumulated amortization of $314,000 as of December 31, 2004. Amortization of software development costs amounted to $107,000 and $39,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

14. RELATED PARTY TRANSACTIONS

Medical Benefit Distribution Agreement

     Effective October 1, 2003, NationsHealth Holdings entered into a distribution agreement with a vendor who subsequently acquired a membership interest in NationsHealth Holdings on October 30, 2003, which was subsequently converted into common stock of the combined Company. The agreement requires the Company to make minimum annual purchases of diabetes supplies over the term of the agreement, which expires on December 31, 2006 (see Note 17).

     For the three months ended March 31, 2005 and 2004, the Company had total purchases from this vendor of approximately $2,543,000 and $2,274,000, respectively. The Company had approximately $907,000 and $552,000 in inventory purchased from this vendor as of March 31, 2005 and December 31, 2004, respectively. Additionally, the Company had accounts payable to this vendor of approximately $5,645,000 and $5,004,000 as of March 31, 2005 and December 31, 2004, respectively.

Notes Payable to Members

     Prior to August 31, 2004, NationsHealth Holdings had notes payable to members. These notes, with interest of 12% per annum, were unsecured and due on October 30, 2006. The Company incurred interest expense on these notes of approximately $80,000 for the three months ended March 31, 2004. Upon consummation of the merger, these notes were repaid in full.

15. LINE OF CREDIT

     The Company entered into a revolving credit agreement on April 30, 2004, which was subsequently amended in June 2004 to add additional over-advance borrowing capability, and amended again in August and November 2004 and February and May 2005 to adjust the financial covenants to account for the Company’s actual and projected financial results. Under the agreement, as amended, the available funding is limited by a borrowing base, which is comprised of a percentage of eligible accounts receivable and inventory, as defined, up to a maximum of $10,000,000, maturing on April 30, 2007. The credit agreement requires the Company to maintain a lock-box arrangement whereby amounts received into the lock-box are applied to reduce the revolving credit facility outstanding and contains certain subjective acceleration clauses in the event of a material adverse event. Borrowings under the credit agreement are classified as current liabilities in accordance with the provisions set forth in Emerging Issues Task Force (EITF) Issue No. 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

     The revolving line bears interest monthly at the higher of prime plus 2.5% or 4.0%, plus certain additional fees and charges. As of March 31, 2005, the rate in effect was 8.09%. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum available cash balances, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends. As of March 31, 2005 and December 31, 2004, the outstanding balance on the revolving credit facility was approximately $6,334,000 and $2,619,000, respectively. As of March 31, 2005, the total available credit under the revolving credit agreement was approximately $6,701,000.

16. CONVERTIBLE NOTES

     On February 28, 2005, the Company closed a private placement transaction with MHR Capital Partners LP and two of its affiliates, collectively, the “Holders.” For an aggregate purchase price of $15,000,000, the Holders received $15,000,000 par value in secured convertible notes, the “Notes,” and 1,785,714 shares of the Company’s common stock.

     The 1,785,714 shares of the Company’s common stock were transferred by certain stockholders of the Company. The transferring stockholders did not receive any proceeds from this transaction, and the Company did not issue any additional shares of common stock in connection with the transfer to the Holders. In combination with their prior holdings, this transaction resulted in the Holders owning more than 10% of the Company’s common stock.

     The Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%. Interest is payable monthly. The Notes are secured by substantially all the Company’s assets, but are subordinated to the line of credit (see Note 15). The Notes may be subordinated to future indebtedness not to exceed $20,000,000 unless the Company achieves certain performance criteria as specified in the agreement, in which case the amount of senior debt may not exceed $25,000,000. The terms of the Notes allow the Holders, at their discretion, to convert all or part of the Notes into shares of the Company’s common stock at a conversion price of $6.56 per share, subject to adjustment for an anti-dilution provision, which is limited and capped, as described in the Notes. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by the Company.

     The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction, as defined. If a Note is redeemed at the option of the Company other than upon a change of control transaction, the Holders may receive, at their discretion, either (i) the principal amount plus any accrued and unpaid interest of the Notes being redeemed or the “Par Redemption Price,” plus warrants exercisable for such number of shares of the Company’s common stock the Holders would have received had the Notes being redeemed been converted immediately prior to such redemption, which warrants shall have an exercise price equal to the conversion price of the Notes in effect immediately prior to issuance of the warrant, and shall expire on February 28, 2012 (a “Redemption Warrant”), or (ii) 110% of the outstanding principal amount of the Notes being redeemed plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price, or if the Company does not act, the Holders may choose to either receive the Premium Redemption Price or require that the surviving entity assume the obligations of the Note.

     On February 28, 2010, and from time to time thereafter, the Company is required to redeem a portion of the Notes as more fully described in the Notes at the Par Redemption Price. In addition, upon a redemption by the Company of certain warrants issued by the Company on August 25, 2003, or the “Millstream Warrants,” which results in the exercise of at least three quarters of the Millstream Warrants outstanding as of the closing date for cash, the Holders shall have the right to require the Company to repurchase from them shares of common stock equal to such number of shares of common stock that would be receivable upon conversion of up to an aggregate of $5,000,000 in principal amount of the Notes, at the greater of the market price per share of the common stock at such time or $8.50 per share, provided, that in no event shall the aggregate payment for all of such shares exceed 25% of the cash proceeds of the Millstream Warrants exercised pursuant to the warrant redemption. Also, for 30 days following a redemption in which the Holders receive Redemption Warrants, (i) the Holders shall have a right (the “Tax Put Right”) by written notice to the Company to require the Company to purchase an amount of shares of common stock from the Holders, at the market price per share at such time, that is equal to an amount of up to $5,000,000 in the aggregate for all such redemptions for all Holders of all Notes and (ii) if the amount received by the Holders after exercising its rights up to the maximum aggregate amount pursuant to clause (i) is, when combined with the cash consideration received by the Holders upon redemption of the Notes, still insufficient to pay the income taxes relating to the redemption, the receipt of the Redemption Warrants and the exercise of the Tax Put Right, then, upon receipt of written notice from the Holders of such insufficiency, the Company shall use commercially reasonable efforts to file one registration statement for all Holders of Notes (regardless of the number of redemptions) as soon as reasonably practicable after such redemption but in any event within thirty (30) days after such redemption and cause such registration statement to be declared effective as soon as practicable after such filing but in any event within sixty (60) days after such filing, failing which the Holders of all Notes shall have an additional Tax Put Right in the amount of up to $2,500,000 in the aggregate for all such redemptions.

     The Company expects that in February 2010, approximately $4,700,000 of the principal amount of the notes will be repaid (redeemed) and the Company will issue to the holders of the notes warrants to purchase a number of the Company’s common shares equal to the number of shares the repaid portion would have been convertible into immediately preceding the repayment at an exercise price equal to the then effective conversion price of the notes.

     In order to properly record the portions of the proceeds attributable to debt and equity, the Company hired an independent valuation specialist to perform separate valuations of the debt and equity received by the Holders. The valuation specialist considered various factors, including the closing price of the Company’s common stock on February 28, 2005 of $5.66 per common share. The relative amount to be attributed to the Notes and the 1,785,714 shares of the Company’s common stock was calculated based upon their proportionate fair values allocated to the total proceeds of $15,000,000. An additional debt discount was calculated for the beneficial conversion feature by multiplying the total number of shares issuable upon conversion by the difference between the fair value per share and the effective conversion rate. The discount will be amortized over the life of the notes.

     The balance of the notes as of March 31, 2005, net of unamortized discounts (in thousands) is as follows:

Principal amount of notes	$15,000
Less:
Unamortized discount for common stock and beneficial conversion features	(10,282)

$4,718

     Amortization of discounts to the convertible notes resulted in charges to interest expense totaling approximately $140,000 during the three months ended March 31, 2005.

17. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into distribution agreements with several vendors, one of which is a stockholder of the Company (see note 14). The agreements require the vendors to provide medical supplies to the Company for sale to Medicare eligible patients. The agreements expire at various times through October 31, 2007 and provide for pricing allowances based on purchase volumes and require the Company to make minimum annual purchase commitments. In order to secure pricing discounts, the Company has also contracted to purchase a minimum of $3,411,000 in advertising during 2005. Purchase commitments outstanding as of March 31, 2005 were as follows (in thousands):

	Related	Other
Year ending December 31:	Party	Vendors	Total
2005	$8,261	$17,361	$25,622
2006	28,079	15,500	43,579
2007	—	17,050	17,050

	$36,340	$49,911	$86,251

Equity Participation Fee.

     As discussed in Note 15, the Company’s overadvance facility, which matures on April 30, 2007, includes an equity participation fee that is contingent upon the Company’s financial results. The fee will become due on a date determined by the lender, which shall not be later than maturity, but may be earlier if the facility is terminated prior to April 30, 2007. The fee can range from $125,000 to $625,000, depending on the date chosen by the lender. As of March 31, 2005, the Company had accrued $113,000 related to the equity participation fee.

Employment Agreements

     The Company has employment agreements through August 2009 with three of its executive officers. In addition to salary, bonuses and benefits, these agreements provide for termination benefits if the executive’s employment is terminated by the Company other than for cause, or by the executive for good reason or disability, each as defined in the respective agreements. In cases where severance benefits are payable by the Company under the agreements, the executive is entitled to:

•	an amount equal to their base salary for twenty-four months;

•	immediate vesting of all stock options or restricted stock previously granted to the executive; and

•	require the Company to purchase from the executive up to $3,000,000 worth of shares of the Company’s common stock. In lieu of a cash payment, the Company may arrange the sale of the shares to a third party or register the resale of the shares, in which case the executive shall receive proceeds of at least $3,000,000. If the Company decides to purchase the shares from the executive and one or both of the other executives exercises their rights to sell their shares of common stock to the Company at the same time, the Company may pay the funds to the executives over two or three years, as appropriate, in equal amounts pro-rata among the selling executives.

18. STOCKHOLDERS’ EQUITY

The Offering

     On August 28, 2003, Millstream sold 4,025,000 units (“Units”) in its initial public offering (the “Offering”), which included 525,000 Units subject to the underwriters’ over-allotment option. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. Through March 31, 2005, 24,800 of the Warrants were exercised and 8,025,200 remained outstanding. The Warrants, which expire August 25, 2007, are redeemable at a price of $0.01 per Warrant upon 30 days notice to the Company, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, Millstream issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.00 per share, but otherwise have the same terms and conditions as the Warrants. Separate trading of the Common Stock and Warrants underlying the Company’s Units commenced on September 9, 2003.

Warrants to Consultants

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

Stock Option Plan

     On August 30, 2004, the shareholders of the Company voted to adopt the NationsHealth, Inc. 2004 Stock Option Plan (the “Plan”). The purpose of the Plan is to enable the Company to offer directors, employees and consultants stock options in the Company, thereby attracting, retaining, and rewarding these participants and strengthening the mutuality of interests between these participants and the Company’s stockholders. A total of 1,900,000 shares of the Company’s common stock have been reserved for issuance under the Plan. As of March 31, 2005, 1,277,125 options were granted under the Plan and none were exercised. (See Note 2.)

Preferred Stock

     The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. Through March 31, 2005, no shares of preferred stock have been issued.

Common Stock Reserved

     As of March 31, 2005, the Company had 13,306,785 shares of common stock reserved for issuance upon conversion of the convertible notes for 2,286,585 shares and exercise of the warrants, stock options and the underwriters’ option, which totaled 8,070,200, 1,900,000 and 1,050,000, respectively.

19. BASIC AND DILUTED LOSS PER SHARE

     As discussed in Note 6, Merger and Accounting Treatment, the historical results prior to September 1, 2004 reflected in these unaudited condensed consolidated financial statements are those of NationsHealth Holdings LLC, for which there was no common stock outstanding. To provide comparability of all periods presented for loss per share amounts, the total shares outstanding immediately after consummation of the merger were deemed to be outstanding from the beginning of the earliest period presented. Since the conversion of the convertible notes and exercise of the warrants, stock options and underwriters’ option would have had an antidilutive effect, diluted loss per share did not include 13,306,785 and 9,145,00 of potentially dilutive securities for the quarters ended March 31, 2005 and 2004, respectively.

20. SHIPPING COSTS

     Shipping costs, which are included in operations and fulfillment costs in the accompanying condensed consolidated financial statements, were $1,318,000 and $856,000 for the three months ended March 31, 2005 and 2004, respectively.

21. SUBSEQUENT EVENT

     On May 5, 2005, the Company entered into an agreement with CIGNA HealthCare that is expected to enable the Company to offer Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement will combine CIGNA HealthCare’s pharmacy product portfolio and expertise with regard to clinical management programs and NationHealth’s experience with regard to Medicare and expertise in enrolling individual Medicare eligible patients. CIGNA HealthCare’s responsibilities will include insurance licensing, product and formulary development and pricing, claims processing and reporting to the Centers for Medicare & Medicaid Services (“CMS”). NationsHealth will be responsible for marketing, member enrollment and service, distribution, billing and collections.

     According to the timeline established by the federal Centers for Medicare & Medicaid Services for implementing the Medicare Part D program, contracts are expected to be awarded to qualified plans in September. Medicare beneficiaries will begin selecting their pharmacy plans in the fall of 2005 and the program will take effect in January of 2006.

     The strategic agreement is subject to CMS approval of CIGNA HealthCare’s Part D application. Additionally, subject to financing commitments to be fulfilled by NationsHealth, CIGNA HealthCare has committed to purchasing 303,030 shares of NationsHealth common stock for $2,000,000 and will receive a warrant to purchase approximately 2.9 million shares of NationsHealth common stock at $6.60 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Factors That May Affect Future Operations and Results

     This Quarterly Report on Form 10-Q contains forward-looking statements. Generally, the forward-looking statements in this report use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions.

     The forward-looking statements include statements about our:

•	Expected future operations, revenue, gross margins and expenses

•	Credit facilities and projected cash needs

•	Sales opportunities, strategic relationships and marketing plans

•	Estimates of potential markets for our products and services, including the anticipated drivers for future growth

•	Plans to offer a Medicare Part D program

•	Assessment of the impact of future accounting pronouncements, including SFAS 123(R)

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

     The following factors, among others, create risks and uncertainties that could affect our future or other performance:

•	Our ability to offer a successful Medicare Part D program

•	Declining reimbursement levels for, or increases in the costs of, products dispensed

•	Our history of operating losses and our expectation that we will incur significant additional operating losses

•	An inability to raise the capital that we will need to sustain our operations

•	Our ability to attract new customers and retain existing customers

•	Identification of, and competition for, growth and expansion opportunities

•	Compliance with, or changes in, government regulation and legislation, or interpretations thereof, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation

•	An inability to establish and maintain successful collaborative relationships could adversely affect our ability to generate revenue

•	Adverse developments in any investigation related to the pharmaceutical industry

•	Competition and technological change that may make our products and technologies less attractive or obsolete

•	An inability to obtain and maintain intellectual property protection for our technologies

•	Adverse resolution of future lawsuits or investigations

•	Significant fluctuations in our revenue and operating results, which have occurred in the past and which we expect to continue to fluctuate in the future

•	Any loss or inability to hire and retain qualified personnel

•	Our exposure to product liability in excess of our insurance coverage

•	Any failure to maintain an effective system of internal controls in the future could adversely affect our ability to accurately report financial results or prevent fraud

•	Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses

•	Our common stock may continue to have a volatile public trading price and low trading volume

•	Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult

     As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in Exhibit 99.1 “Important Factors That May Affect Future Operations and Results” to our Annual Report on Form 10-KSB/A, for the year ended December 31, 2004.

Business

     We are a growing provider of diabetes, respiratory and ostomy supplies reimbursable by Medicare Part B, as well as a provider of prescription discount services. We have also entered into a strategic alliance with CIGNA Healthcare to offer Medicare Part D prescription drug plans, which we believe will have a significant impact on our operations beginning in fall 2005, when beneficiaries will begin selecting their pharmacy plans. We focus on providing services and supplies to the approximately 40 million Medicare beneficiaries in the United States.

Medical Product Sales.

     We operate a licensed pharmacy in the State of Florida, with the ability to dispense physician-prescribed medications and distribute medical equipment and supplies nationally. As of March 31, 2005, we had 134,000 patients for our supplies, including 7,000 patients participating in our retail program. Revenue from medical product sales in the areas of diabetes, respiratory ailments and ostomy currently comprised over 90% of our revenue in the first quarter of 2005 and over 96% of our revenue in the first quarter 2004.

     The federal Medicare program provides reimbursement to its beneficiaries for a number of products under Medicare’s Part B coverage. Products covered under Part B include, among other items, respiratory medications, supplies used to treat diabetes, respiratory ailments and ostomy, as well as certain specialty pharmaceuticals. Medicare pays us for 80% of the Medicare allowable cost for these Part B products after the beneficiary has satisfied his or her annual deductible amount, and we bill the remaining balance to either third party payors, such as a patient’s supplemental insurance carrier, or directly to the patient. We accept assignments of Medicare benefits, ship supplies and medications to patients, bill and receive payments from Medicare and certain private insurers on behalf of patients (in addition to any patient co-payment and/or deductible).

Retail Program.

     Medicare beneficiaries often purchase certain of the products we offer at retail stores, some of which do not accept assignment of benefit forms from their patients. If a retailer does not accept assignment of benefit forms, the patient must pay up-front for the supplies and then seek reimbursement on their own from Medicare, as well as from other third party payors, if applicable, for the cost of covered products. Recognizing an opportunity to expand our patient base and improve accessibility of diabetes supplies, we launched our retail initiative. Under our retail initiative, Medicare beneficiaries have the convenience of picking-up our diabetes supplies at a retail pharmacy location, just as they would their medications. They do not, however, incur any up-front expense for their diabetes supplies, and we seek reimbursement from Medicare and other third party payors, subject to any patient co-payment and/or deductible. We have combined our expertise in Medicare billing and regulatory compliance with the accessibility of nationwide pharmacies to create an additional convenient, consumer-friendly mechanism for Medicare beneficiaries to receive their diabetes supplies at retail locations. We entered the first distribution agreement under our retail initiative with Kmart in April 2004, with a nationwide rollout at over 1,000 Kmart pharmacies in May 2004. As a result of this retail initiative we have added approximately 7,000 patients through March 31, 2005.

Prescription Discount Drug Card Services.

     In addition to providing home delivery of diabetes, respiratory and ostomy supplies, we provide discount prescription drug card services under two programs. Our original program is open to all individuals and our Medicare-approved program is open only to qualified Medicare beneficiaries. For each time a cardholder saves money using either of these cards, the pharmacy pays a fee, of which we receive a portion, to the company that adjudicates the claim. We also earn manufacturer rebates when cardholders purchase certain drugs using the card. As of March 31, 2005, our discount prescription drug cards were accepted at over 50,000 pharmacies nationwide.

NationsHealth Discount Prescription Drug Card.

     Mass marketing of the free NationsHealth Discount Prescription Card Program was launched in June of 2002. We have relied primarily upon television advertising to generate enrollees and have enrolled approximately 2.6 million individual cardholders through March 31, 2005. With our card, cardholders can save, on average, approximately 25% on prescriptions at their local pharmacies. We provide individual enrollment of new cardholders, discount prescription card fulfillment, prescription discount administration, and patient management services to users of the NationsHealth Discount Prescription Card. We outsource the prescription discount administration and certain patient management functions to a third party. For the first quarter of 2005, revenue from the NationsHealth Discount Prescription Card program comprised approximately 9% and 4% of our total revenue for the quarters ended March 31, 2005 and 2004, respectively.

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

     As of March 31, 2005, we had approximately 270,000 individuals enrolled in the PrecisionDiscounts program. The revenue from the PrecisionDiscounts program comprised less than 1% of our total revenue for the first quarter of 2005.

CIGNA Agreement and Medicare Part D

     On May 5, 2005, we entered into an agreement with CIGNA HealthCare that we expect will enable us to offer Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement will combine CIGNA HealthCare’s pharmacy product portfolio and expertise with regard to clinical management programs and our experience with regard to Medicare and expertise in enrolling individual Medicare eligible patients. CIGNA HealthCare’s responsibilities will include insurance licensing, product and formulary development and pricing, claims processing and reporting to the Center for Medicare Services. We will be responsible for marketing, member enrollment and service, distribution, billing and collections.

     According to the timeline established by the federal Centers for Medicare & Medicaid Services, or CMS, for implementing the Medicare Part D program, contracts are expected to be awarded to qualified plans in September 2005. Medicare beneficiaries will begin selecting their pharmacy plans in the fall of 2005, and the program will take effect in January of 2006.

Patient Management.

     Our proprietary technology and information systems have been designed to facilitate the enrollment of large numbers of patients on an individual basis. This enables us to maximize the benefits and services we deliver to our patient base. Patient care representatives are available through toll-free phone numbers to assist patients with questions they may have and are trained regarding the use of all the products we sell. Our representatives are specifically trained to direct patients to sources where they can find more information concerning their medical conditions and to direct patients to their physicians when appropriate.

     We also offer a proactive compliance program to assist patients with their treatment regimens. We contact our durable medical equipment, or DME, patients prior to the estimated date their present diabetes, respiratory or ostomy supplies will be exhausted, typically monthly or quarterly. We take this opportunity to extend the services we provide by making inquiries designed to monitor the patient’s testing, medication or medical supply use patterns against the physician prescribed regimen. Depending upon the results of the comparison, the patient may be advised of the benefits of adjusting his or her testing, medication or medical supply use to be in accordance with the physician’s orders. If the present use pattern exceeds the physician’s orders, so that the patient is in danger of running out of supplies or medication, we may recommend that the patient notify their physician of the increased use to determine whether an increased quantity of supplies or medications can be made available to the patient. Alternatively, with appropriate authorization, we may contact the patient’s physician on their behalf.

     Our proprietary and scalable information technology platform supports the large scale enrollment and servicing of individual cardholders and patients on a cost-effective basis. Our core competencies and expertise developed by servicing Medicare eligible diabetic, respiratory and ostomy patients include:

• Direct-to-consumer marketing

• Enrollment and service of individual patients

• Fulfillment, reorder and electronic medical records management

• Inventory management and distribution systems

• Contracting with manufacturers

• Medicare and private insurer billing and accounts receivable management

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

Critical Accounting Policies

     In our Form 10-KSB/A for the year ended December 31, 2004, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, allowance for doubtful accounts, costs related to billings in process, inventory, internal software development costs, patient acquisition and related costs and the effects of new accounting pronouncements. We reviewed our policies and determined that those policies remain our most critical accounting policies for the period ended March 31, 2005. We did not make any changes in those policies during the quarter ended March 31, 2005.

Recent Developments

Medicare Modernization Act

     On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, known as the MMA, became law. The MMA contained provisions affecting the coverage and reimbursement for products we provide. The MMA revised Medicare reimbursement rates for certain items of durable medical equipment, including diabetes testing supplies and respiratory drugs. As a result of the MMA, Medicare reimbursement amounts for 2004 for diabetic supplies consisting of testing strips and lancets were frozen at the rates in effect for the 2003 calendar year. Effective January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. Under this provision, reimbursement was reduced by approximately 4.1% for diabetic test strips and 5.4% for lancets. Also due to the MMA, effective January 1, 2004, reimbursement for respiratory drugs was reduced from 95% of the average wholesale price (“AWP”) to 80% of the AWP. Effective January 1, 2005, the reimbursement amounts were reduced for inhalation drugs to 106% of the average sales price by manufacturers (“ASP”), a new benchmark that was determined by sales data submitted by drug manufacturers. Under this rule, reimbursements for albuterol and ipratropium, two of the most common inhalation drugs, decreased by approximately 82% and 90%, respectively. The effect of the decreased reimbursement rates on revenue was partially offset by an increase in the dispensing fee Medicare pays to suppliers for dispensing inhalation drugs. The dispensing fee was increased from approximately $7.00, on average, to $57.00, effective January 1, 2005. In combination, the above changes negatively impacted our respiratory supplies revenue for the first quarter of 2005 by approximately $3.0 million and will continue to have a significant negative impact on our revenue, gross margins, net results and operating cash flows.

     Also, effective January 1, 2005, Medicare coverage became available for an initial physical examination for new Medicare beneficiaries and for regular diabetes screening tests for at-risk individuals, which should increase the incidence of diagnosis of diabetes and potentially expand the Medicare market for testing supplies and other diabetes products. The new benefits are subject to certain coverage limitations, and will not be available to all Medicare beneficiaries. This may result in a positive effect on our revenue, although given coverage limitations, the magnitude of the effect is difficult to predict.

     The MMA also established Part D, a voluntary prescription drug benefit under the Medicare program. Beginning in 2006, coverage for certain prescription drugs will be available through both prescription drug plans and Medicare Advantage, previously called Medicare+Choice, prescription plans. This new benefit will include coverage for many prescription drugs.

     Beginning in 2007, CMS is required by the MMA to begin reimbursing for durable medical equipment, including diabetes testing supplies, furnished in certain geographic areas pursuant to a competitive acquisition program, whereby reimbursement rates will be based on bids submitted by suppliers, and only certain suppliers will be reimbursed for items furnished to program beneficiaries.

Results of Operations

     Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total net revenue for the three month periods ended March 31:

	2005		2004
	$	%	$	%
Net sales	$17,137	90.2%	$12,836	96.5%
Prescription card revenue, net	1,855	9.8	469	3.5

Total net revenue	18,992	100.0	13,305	100.0
Cost of Sales	6,926	36.5	4,055	30.5

Gross Profit	12,066	63.5	9,250	69.5
Operating Expenses:
Patient acquisition and related costs	9,154	48.2	5,225	39.3
Patient service and fulfillment	3,892	20.5	2,692	20.2
General and administrative	4,304	22.7	1,851	13.9
Provision for doubtful accounts	2,321	12.2	2,340	17.6
Depreciation and amortization	216	1.1	80	0.6

	19,887	104.7	12,188	91.6

Loss from Operations	(7,821)	(41.2)	(2,938)	(22.1)

Other expense, net of other income	(453)	(2.4)	(133)	(1.0)

Net loss	$(8,274)	(43.6%)	$(3,071)	(23.1%)

     Revenue. Total net revenue increased approximately $5.7 million, or 43%, to $19.0 million for the three months ended March 31, 2005, compared to $13.3 million for the same period in 2004. Sales of diabetic, respiratory and ostomy supplies grew by $4.3 million, or 34%, as a result of our efforts to expand our medical supplies patient base, including our retail program begun in May 2004. Our patient base increased to approximately 134,000 as of March 31, 2005, from approximately 60,000 patients as of March 31, 2004. Prescription card revenue increased by $1.4 million, or 296%, primarily from growth in the number of cardholders. Our cardholder base increased to over 2.8 million as of March 31, 2005, from approximately 1.4 million as of March 31, 2004. To a lesser extent, the addition of manufacturers’ rebates also contributed to the increase in prescription card revenue.

     New lower Medicare reimbursement rates, which were effective as of January 1, 2005, for certain respiratory supplies served to partially offset the effect of the expanded customer base. We estimate that our revenue from sales of respiratory supplies for the first three months of 2005 would have been significantly higher had the Medicare reimbursement rates not changed on January 1, 2005. We expect to continue adding to our patient base to grow our revenue but we will also continue to be negatively impacted by the lower Medicare reimbursement rates for respiratory supplies. Additionally, our focus and efforts to implement a successful Medicare Part D program may negatively impact revenue over the remainder of 2005.

     Cost of Sales. Cost of sales increased approximately $2.8 million, or 71%, to $6.9 million for the three months ended March 31, 2005, compared to $4.1 million for the same period in 2004. The increase related directly to the growth in sales of medical supplies to our growing customer base, partially offset by lower unit costs on certain of our supplies.

     As a percentage of total net revenue, overall gross margins were 63.5% for the three months ended March 31, 2005, compared to 69.5% for the same period in 2004. This decrease in gross margins was primarily the result of the reduction in respiratory reimbursement rates, partially offset by lower unit costs on certain of our supplies and higher prescription card revenue, which have no associated direct cost of sales. Prescription card revenue represented 9.8% of total net revenue for the three months ended March 31, 2005, compared to 3.5% for the same period in 2004. We expect our gross margins to continue to be negatively impacted by the decrease in Medicare reimbursement rates for respiratory supplies as experienced in the first quarter of 2005.

     Patient Acquisition and Related Costs. Patient acquisition and related costs increased approximately $4.0 million, or 75%, to $9.2 million for the three months ended March 31, 2005, compared to $5.2 million for the same period in 2004. To a significant degree, patient acquisition and related costs, which include advertising, marketing and creative costs, call center services and prescription card fulfillment services, are under the control of our management. The increase in patient acquisition and related costs is reflective of our deliberate efforts to expand our patient and cardholder bases. Advertising, marketing and creative costs were approximately $4.2 million in the three months ended March 31, 2005, compared to $1.9 million for the same period in 2004. Call center services were approximately $2.1 million in the three months ended March 31, 2005, compared to $1.4 million for the same period in 2004. Prescription card fulfillment services were approximately $1.2 million in the three months ended March 31, 2005, compared to $0.8 million for the same period in 2004. As a percentage of total net revenue, patient acquisition and related costs increased to 48.2% in the three months ended March 31, 2005, compared to 39.3% for the same period in 2004. The increase in the percentage was attributable to the factors mentioned above, as well as the lower reimbursement rates for respiratory supplies. We expect that our plan to implement a Medicare Part D program will likely delay further increases in patient acquisition costs from the levels experienced in the first quarter of 2005 until we launch our advertising campaign for our Medicare Part D program in the fourth quarter of 2005.

     Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses increased approximately $1.2 million, or 45%, to $3.9 million for the three months ended March 31, 2005, compared to $2.7 million for the same period in 2004. Patient service and fulfillment expenses, which consist primarily of costs to service existing patients, rose to meet the demands of our expanding patient base. As a percentage of total net revenue, patient service and fulfillment expenses were 20.5% for the three months ended March 31, 2005, compared to 20.2% for the same period in 2004. As a percentage of net sales, patient service and fulfillment expenses increased to 22.7% for the three months ended March 31, 2005, compared to 21.0% for the same period in 2004, primarily due to higher payroll related costs incurred in the expansion of our operations.

     General and Administrative Expenses. General and administrative expenses increased approximately $2.4 million, or 133%, to $4.3 million for the three months ended March 31, 2005, compared to $1.9 million for the same period in 2004. The increase in general and administrative expenses included significantly higher payroll and professional fees in the first three months of 2005, related to the pursuit of several strategic opportunities, including preparations for Medicare Part D coverage. Additionally, we had higher corporate payroll and overhead related to increased headcount to manage our overall expansion of operations. As a percentage of total net revenue, general and administrative expenses were 22.7% for the three months ended March 31, 2005, compared to 13.9% for the same period in 2004. We expect that general and administrative expenses will continue at these higher percentages of net revenue for the remainder of 2005 for various reasons, including the costs related to being a public company as well as our continued pursuit of strategic opportunities.

     Provision for Doubtful Accounts. The provision for doubtful accounts was approximately $2.3 million for each of three months ended March 31, 2005 and 2004, but as a percentage of total net revenue, declined to 12.2% in three months ended March 31, 2005, compared to 17.6% for the same period in 2004. The provision for doubtful accounts was impacted by higher revenue in the first quarter of 2005 offset by improved collections techniques and efforts, which were responsible for the decrease as a percentage of total net revenue. Because of our improvements in collection techniques and efforts, we expect that the provision for doubtful accounts will continue at these lower percentages of net revenue, however, no assurance can be given in this regard.

     Depreciation and Amortization. Depreciation and amortization increased approximately $136,000, or 170%, to $216,000 for the three months ended March 31, 2005, compared to $80,000 for the same period in 2004. As a percentage of total net revenue, depreciation and amortization was 1.1% for the three months ended March 31, 2005, compared to 0.6% for the same period in 2004. The increase in depreciation and amortization was due to our investments in equipment and software to support our continued growth.

     Other Expense. Other expense, which was almost entirely comprised of interest expense, increased approximately $320,000, or 241%, to $453,000 for the three months ended March 31, 2005, compared to $133,000 for the same period in 2004. The increase in interest expense was due to higher average debt balances, combined with amortization of the discount on our convertible notes. We expect interest expense will be higher in future periods as a result of our higher debt balances and amortization of the discount on our convertible notes.

     Net Loss. Since we had a net loss for income tax purposes in the period, there was no tax provision recorded for the three months ended March 31, 2005. Although the Company was a partnership prior to August 31, 2004, if we had been taxed as a corporation for the three months ended March 31, 2004, our tax provision would have been zero as we incurred a loss for that period as well. The potential tax benefit was fully reserved due to the likelihood that the Company is likely to continue to experience losses for tax purposes.

     We experienced net losses of approximately $8.3 million and $3.1 million in the three month periods ended March 31, 2005 and 2004, respectively. These net losses were primarily attributable to the investments required to establish and grow our operations. Principal among these investments were the substantial costs required to obtain patients, prepare for Medicare Part D coverage, hire and train personnel and build other infrastructure in advance of the receipt of revenue resulting from such investments.

LIQUIDITY AND CAPITAL RESOURCES

     Our discussion and analysis of our liquidity and capital resources may be affected by factors discussed in the section entitled “Recent Developments” and other trends which could adversely affect our sources of cash.

     In the three months ended March 31, 2005 and 2004, we used approximately $12.0 million and $1.6 million of net cash in operating activities, respectively. The increased net use of cash in operating activities has been primarily due to higher spending on patient acquisition and related costs and other efforts to grow our business, including the pursuit of strategic opportunities. Additionally, the operating cash flows in the first quarter of each year have been negatively impacted due to the requirement to satisfy Medicare annual deductibles.

     In the three months ended March 31, 2005 and 2004, we used approximately $0.5 million and $0.5 million of net cash in investing activities, respectively. In both periods, cash was primarily used for the acquisition of property and equipment to support the growth of our business.

     In the three months ended March 31, 2005 and 2004, we obtained approximately $17.8 million and $0.8 million of net cash from financing activities, respectively. The net cash provided by financing activities in the first three months of 2005 was due to the issuance of $15 million face amount of 7.75% of convertible notes and proceeds from the line of credit. The net cash provided by financing activities in the first three months of 2004 was related to the net proceeds from our line of credit.

     Since our inception we have experienced temporary cash flow shortages due to our aggressive patient acquisition strategy and related marketing costs. Additionally, we have incurred net losses of approximately $8.3 million, $26.4 million, $3.8 million and $1.9 million for the three months ended March 31, 2005 and the years ended December 31, 2004, 2003 and 2002, respectively. As reflected in the condensed consolidated balance sheet contained herein, we have cash and cash equivalents of approximately $8.2 million as of March 31, 2005.

     In certain instances, primarily in the first calendar quarter of each year, we may delay seeking reimbursement from Medicare until a patient’s deductible has been reached in connection with the purchase of Medicare supplies or services. In such a case, we would recognize revenue in accordance with our policies, although the receipt of cash upon reimbursement would be delayed. This practice could further impact our cash flow position.

     We have a revolving credit facility with CapitalSource Finance LLC in the principal amount of up to $10.0 million pursuant to an agreement dated April 30, 2004, which was subsequently amended in June 2004 to add additional over-advance borrowing capability, and amended again in August and November 2004 and February and May 2005 to adjust the financial covenants to account for our actual and projected financial results. The revolving borrowing availability of up to $10.0 million under the credit facility is subject to a borrowing base formula based upon our eligible receivables and inventory. Additional borrowings of up to $5.0 million became available under the overadvance facility commencing March 1, 2005, subject to a borrowing base formula relating to our EBITDA (as defined in the agreement). The credit facility is subject to ongoing collateral management and unused borrowing fees. Interest on outstanding borrowings under the revolving credit facility is payable monthly at the greater of 4% or Citibank N.A.’s base prime rate plus 2.5%, and interest on outstanding borrowings under the overadvance facility is payable monthly at the greater of 4% or Citibank N.A.’s base prime rate plus 4.5%. The credit facility has a three-year term and is secured by substantially all of our assets. As of March 31, 2005 the outstanding balance on the revolving credit facility was approximately $6.3 million of the approximately $6.7 million total available.

     On February 28, 2005, we obtained an additional $15.0 million of cash through a private placement of 7.75% convertible secured notes. These notes, which mature on February 28, 2012, are convertible at any time until maturity into common stock at $6.56 per share, subject to anti-dilution adjustments. Interest on these notes will be accrued and paid monthly. As part of this financing arrangement, certain principal stockholders of NationsHealth indirectly transferred 1,785,714 shares of common stock to the note purchasers. The transferring stockholders did not receive any proceeds from this transaction, and the Company did not issue any additional shares of common stock in connection with the transfer to the Holders. The $15 million received was allocated between the shares of common stock and the convertible debt. Since no additional shares were issued, the portion allocated to the common stock was recorded entirely to additional paid-in capital. The discount on the notes reduces carrying value and is being amortized as additional interest expense over the term of the debt.

     We have $2 million in an escrow account, shown as investment held in trust in the accompanying consolidated balance sheets, to satisfy any damages under an indemnification agreement to the stockholders of Millstream prior to the consummation of the merger. If there are no such claims, the funds will be released to the Company from escrow on August 31, 2005. Through March 31, 2005, there have been no such claims.

     We believe that our cash and cash equivalents balance, and other available financing sources, will be sufficient to meet working capital and capital expenditure needs for business operations for the next twelve months. Factors which could negatively affect our liquidity include a reduction in the demand for our products, a reduction in Medicare reimbursement for our products, and those factors set forth in Exhibit 99.1 “Important Factors That May Affect Future Operations and Results” to our Annual Report on Form 10-KSB/A, for the year ended December 31, 2004.

Off-Balance-Sheet Arrangements

     As of March 31, 2005, we did not have any significant off-balance-sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities. The interest rate on our line of credit is tied to Citibank N.A.’s prime rate. A 100 basis point change in these rates would have an impact of approximately $63,000 on our annual interest expense, assuming the amount drawn on our line of credit remains consistent with the balance as of March 31, 2005.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

     As of March 31, 2005, we have, under the supervision and with the participation of NationsHealth’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of NationsHealth’s disclosure controls and procedures pursuant to Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, NationsHealth’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, NationsHealth’s disclosure controls and procedures are effective in ensuring that material information relating to NationsHealth (including its consolidated subsidiaries) required to be disclosed by NationsHealth in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to NationsHealth’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Consideration of Restatement

     In May 2005, the Company’s Audit Committee, in consultation with Ernst & Young LLP, the Company’s newly retained auditing firm, determined it was necessary to correct the accounting for the Revolving Credit and Security Agreement (the “Agreement”) with CapitalSource LLC entered into on April 29, 2004. On May 13, 2005, the Company filed a Form 10-KSB/A amending its Form 10-KSB for the fiscal year ended December 31, 2004, in order to restate its financial statements to classify the Agreement as a short-term liability, instead of as a long-term obligation, as was previously reported. This restatement did not change the amount of the Company’s total assets, and there was no change to net earnings or earnings per share for the periods reported. Management believes that while a deficiency existed in incorrectly classifying the Agreement as a long-term obligation, this deficiency has been remedied and did not constitute a material weakness (as defined in Auditing Standard No. 2 of the Public Company Accounting Oversight Board) in the Company’s internal control over financial reporting. Accordingly, management concludes in this periodic report on Form 10-Q, as it did in the Form 10-KSB/A, that the Company’s disclosure controls and procedures are effective as of the dates indicated in such reports.

(b)	Changes in Internal Control Over Financial Reporting

     There were no changes in NationsHealth’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

     (a) Exhibits

NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSHEALTH, INC

Date: May 16, 2005	By:	/s/ Glenn M. Parker

	Name:	Glenn M. Parker
	Title:	Chief Executive Officer (Principal executive officer)

Date: May 16, 2005	By:	/s/ Timothy Fairbanks

	Name:	Timothy Fairbanks
	Title:	Chief Financial Officer (Principal financial and
accounting officer)

NATIONSHEALTH, INC.
EXHIBIT INDEX

NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002