Form 10-Q
period 2005-06-30
NationsHealth, Inc.
filed 2005-08-15
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at August 12, 2005
Common stock, $0.0001 par value	26,150,458

NATIONSHEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,165	$2,904
Restricted certificate of deposit	—	100
Accounts receivable, net of allowance of $15,590 and $10,985, respectively	10,506	8,708
Inventory	1,950	1,719
Costs related to billings in process, net	1,779	1,437
Investment held in trust	2,000	2,000
Prepaid expenses and other current assets	549	392

Total current assets	19,949	17,260
Property and equipment, net	2,225	1,770
Other assets	1,524	346

Total assets	$23,698	$19,376

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$7,438	$4,595
Accounts payable, related party	4,782	5,004
Accrued expenses	5,087	7,195
Line of credit	4,458	2,619

Total current liabilities	21,765	19,413

Long-Term Debt:
Obligations under capital leases	86	—
Convertible notes, net	5,137	—

Total long-term debt	5,223	—

Commitments and contingencies
Stockholders’ Deficiency:
Common stock, at par value	3	3
Additional paid-in capital	42,736	32,315
Accumulated deficit	(46,029)	(32,355)

Total stockholders’ deficiency	(3,290)	(37)

Total liabilities and stockholders’ deficiency	$23,698	$19,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenue:
Net sales	$19,995	$17,859	$37,132	$30,695
Prescription card revenue	2,156	721	4,011	1,190

	22,151	18,580	41,143	31,885

Cost of Sales	8,485	5,953	15,411	10,009

Gross Profit	13,666	12,627	25,732	21,876

Operating Expenses:
Patient acquisition and related costs	5,566	7,157	14,720	12,381
Patient service and fulfillment	3,933	3,718	7,825	6,410
General and administrative	5,313	2,430	9,617	4,281
Provision for doubtful accounts	2,924	3,256	5,245	5,596
Depreciation and amortization	213	114	429	194

	17,949	16,675	37,836	28,862

Loss from Operations	(4,283)	(4,048)	(12,104)	(6,986)

Other Income (Expense):
Interest income	—	—	20	2
Interest expense	(1,117)	(187)	(1,590)	(322)

	(1,117)	(187)	(1,570)	(320)

Net Loss	$(5,400)	$(4,235)	$(13,674)	$(7,306)

Net loss per share:
Basic and diluted	$(0.21)	$(0.16)	$(0.52)	$(0.28)

Weighted average shares outstanding:
Basic and diluted	26,175	26,150	26,175	26,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months
	Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(13,674)	$(7,306)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Provision for doubtful accounts	5,245	5,596
Depreciation and amortization	429	194
Amortization of note discount	559	—
Changes in operating assets and liabilities:
(Increase) in:
Accounts receivable	(7,043)	(9,361)
Inventory	(231)	(829)
Costs related to billings in process	(342)	(1,234)
Prepaid expenses and other assets	(128)	(412)
Increase (decrease) in:
Accounts payable and accrued expenses	611	7,026
Accounts payable, related party	(222)	3,399

Net cash and cash equivalents used in operating activities	(14,796)	(2,927)

Cash Flows from Investing Activities:
Purchase of restricted certificate of deposit	(200)	(100)
Acquisition of property and equipment	(622)	(849)

Net cash and cash equivalents used in investing activities	(822)	(949)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	15,000	—
Net draws on lines of credit	1,839	3,684
Payments for note issuance costs	(907)	—
Principal payments under capital lease obligations	(53)	—
Payments for merger costs, net	—	(439)

Net cash and cash equivalents provided by financing activities	15,879	3,245

Net Increase (Decrease) in Cash and Cash Equivalents	261	(631)
Cash and Cash Equivalents, Beginning	2,904	1,412

Cash and Cash Equivalents, Ending	$3,165	$781

Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	$262	$—

Discount on convertible notes	$10,422	$—

Deferred merger costs incurred	$—	$1,494

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
     The results of operations for the three months and six months ended June 30, 2005 and 2004 are not necessarily indicative of annual results. In certain instances, primarily in the first calendar quarter of each year, we may delay seeking reimbursement from Medicare until a patient’s deductible has been reached in connection with the purchase of Medicare supplies or services. In such a case, we would recognize revenue in accordance with our policies, although the receipt of cash upon reimbursement would be delayed. This practice results in lower cash receipts and higher accounts receivable balances earlier in the calendar year, primarily the first quarter.
     The unaudited condensed consolidated financial statements included herein should be read in conjunction with the restated audited consolidated financial statements and the notes thereto that are included in the Company’s Form 10-KSB/A that was filed with the SEC on May 13, 2005.
2. STOCK-BASED COMPENSATION
     NationsHealth adopted its 2004 NationsHealth Incentive Stock Plan in August 2004 and its NationsHealth, Inc. 2005 Long-Term Incentive Plan in June 2005 and accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation costs for stock options are measured as the excess, if any, of the market price of NationsHealth’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Accordingly, NationsHealth provides the additional disclosures required under Statement of Financial Accounting Standard, (“SFAS”) No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”

     NationsHealth has adopted the disclosure only provision of SFAS 123. Had compensation costs for NationsHealth’s stock option grants described above been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, NationsHealth’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the three months and six months ended June 30, 2005 and 2004 (in thousands, except per share data), as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(5,400)	$(4,235)	$(13,674)	$(7,306)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(238)	—	(493)	—

Pro forma	$(5,638)	$(4,235)	$(14,167)	$(7,306)

Basic and Diluted loss per share:
As reported	$(0.21)	$(0.16)	$(0.52)	$(0.28)

Pro forma	$(0.22)	$(0.16)	$(0.54)	$(0.28)

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to recognize the compensation cost relating to share-based payment transactions in the financial statements based on their fair values. This Statement was to be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule, which changed the compliance date of SFAS No. 123(R). SFAS No. 123(R) will be effective for the Company beginning January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
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

3. LIQUIDITY AND PROFITABILITY CONSIDERATIONS
     From inception and continuing through June 30, 2005, the Company has experienced temporary cash flow shortages due to its aggressive patient acquisition strategy and related marketing costs. As of June 30, 2005, the Company had negative working capital of $1,816,000. Additionally, the Company has incurred net losses of $13,674,000, $26,424,000, $3,826,000 and $1,855,000 for the six months ended June 30, 2005 and years ended December 31, 2004, 2003 and 2002, respectively.
     Management’s plans with regard to these matters encompass the following actions:
Additional Financing
     In February 2005, as more fully described in Note 16 herein, the Company obtained $15,000,000 through the issuance of 7.75% convertible notes and the transfer of 1,785,714 shares of common stock from certain stockholders to the purchasers of the notes. These funds are being used for the Company’s working capital requirements.
Liquidity
          Revolving Line of Credit
     The Company has a revolving line of credit agreement as more fully described in Note 15. As of June 30, 2005 the outstanding balance on the revolving line of credit was $4,458,000 of the $6,357,000 total available.
          Trade Credit Expansion
     Management believes that it will be successful in continuing to expand existing credit facilities and obtaining additional lines of credit with new vendors, although no assurance can be given in this regard.
          Potential Additional Financing
     In May 2005, as more fully discussed in Note 4, the Company entered into a strategic agreement with Connecticut General Life Insurance Company (“CIGNA”) that is expected to enable the Company to offer Medicare Part D prescription drug plans to Medicare beneficiaries. Pursuant to this agreement the Company has committed to obtain additional financing to enable it to make the significant infrastructure, personnel and marketing investments necessary to enroll beneficiaries, when they begin selecting their prescription drug plans. The Company is currently pursuing the additional financing necessary and its Management believes that additional debt and equity financing options are currently available and would likely remain available to the Company throughout 2005, although no assurance can be given in this regard.
     The Company also entered into a securities purchase agreement with CIGNA, whereby, contingent upon approval of CIGNA’s Medicare Part D prescription drug plan by the federal Centers for Medicare & Medicaid Services (“CMS”), CIGNA will purchase 303,030 shares of NationsHealth, Inc. common stock at $6.60 per share or approximately $2,000,000. According to the timeline established by the federal Centers for Medicare & Medicaid Services for implementing the Medicare Part D program, contracts are expected to be awarded to qualified plans in September 2005.

Results of Operations
          Cost Reductions
     Under alternative plans of operations, management would, if considered necessary, be able to substantially reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages. Under such alternative plans, it is likely that future revenue would also be negatively impacted.
Summary
     Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve liquidity and operating results. However, there can be no assurances that management’s plans will be achieved.
4. BUSINESS OPERATIONS
     The Company is a growing provider of diabetes, respiratory and ostomy supplies reimbursable by Medicare Part B, as well as a provider of prescription discount services. The Company has also entered into a strategic alliance with CIGNA to offer, subject to approval by CMS, prescription drug plans under the Medicare Part D prescription drug benefit effective January 1, 2006. The Company focuses on providing services and supplies to the approximately 40 million Medicare beneficiaries in the United States.
Medical Product Sales
     The Company distributes medical equipment and supplies nationally through direct home delivery and its retail program. Revenue from medical product sales in the areas of diabetes, respiratory ailments and ostomy currently comprised approximately 90% of the Company’s revenue for both the three and six month periods ended June 30, 2005, and approximately 96% for both the three and six month periods ended June 30, 2004. Medicare pays the Company for 80% of the Medicare allowable cost for these Part B products after the beneficiary has satisfied his or her annual deductible amount, and the Company bills the remaining balance to either third party payors such as a patient’s supplemental insurance carrier or directly to the patient. The Company accepts assignments of Medicare benefits, ships supplies and medications to patients, bills and receives payments from Medicare and certain private insurers on behalf of patients (in addition to any patient co-payment and/or deductible).
Prescription Discount Drug Card Services
     The Company provides discount prescription drug card services under two programs. The cards are accepted at over 50,000 pharmacies nationwide. The Company’s original program is open to all individuals, while the Medicare-approved program is open only to Medicare eligible patients. The Company receives a fee, ranging from $0.70 to $1.30, each time a cardholder saves money using either of these cards. Additionally, during the second quarter of 2004, the Company began earning manufacturer rebates when cardholders purchase certain drugs using the card. Revenue from the NationsHealth Discount Prescription Card program comprised approximately 10% of the Company’s total revenue for both the three and six month periods ended June 30, 2005, and 4% for both the three and six month periods ended June 30, 2004. Under our agreement with CIGNA, we have agreed to discontinue marketing prescription discount cards effective October 1, 2005 through the termination of our agreement with CIGNA to individuals who are eligible for benefits under Medicare Part D.

Agreement with CIGNA
     On May 5, 2005, the Company entered into a strategic agreement with CIGNA that is expected to enable the Company to offer Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement will combine CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and NationHealth’s experience with regard to Medicare and expertise in enrolling individual Medicare eligible patients. CIGNA’s responsibilities will include insurance licensing, product and formulary development and pricing, claims processing and claims reporting to CMS. NationsHealth will be responsible for marketing, member enrollment and service, distribution, billing and collections.
     This agreement is subject to CMS approval of CIGNA’s Part D application. According to the timeline established by the federal Centers for Medicare & Medicaid Services for implementing the Medicare Part D program, contracts are expected to be awarded to qualified plans in September. Medicare beneficiaries will begin enrolling in pharmacy plans November 15, 2005 and the program will take effect January 1, 2006.
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
6. MERGER AND ACCOUNTING TREATMENT
     On March 9, 2004, Millstream entered into a definitive merger agreement with NationsHealth Holdings LLC (“NationsHealth Holdings”). On August 30, 2004, the shareholders of Millstream voted to approve the merger agreement. Upon consummation of the merger on August 31, 2004, NationsHealth Holdings merged with and into Millstream and Millstream changed its name to NationsHealth, Inc. The membership interests in NationsHealth Holdings were converted into a total of 21,375,000 shares of Millstream’s common stock, or approximately 81.7% of the subsequently outstanding common shares of the combined company. Immediately prior to the merger, the amount held in trust by Millstream for purposes of completing a business combination was $20,882,000. After payments totaling $3,186,000 for professional fees and other costs related to the merger and $3,000,000 to NationsHealth Holdings’ members, the net proceeds amounted to $14,696,000. From these net proceeds, $2,873,000 was used to repay debt and $2,000,000 (see Note 12) was placed into an escrow account to satisfy any damages under an indemnification agreement to stockholders of Millstream prior to the consummation of the merger.
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
8. REVENUE RECOGNITION
     The Company recognizes revenue related to product sales to patients who have placed orders and received shipments, provided that risk of loss has passed to the patients and the required written forms to bill Medicare, other third party payors, and patients have been received and verified. Revenue is recorded at amounts expected to be collected from Medicare, other third party payors, and directly from patients. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to these billings in process are deferred as costs related to billings in process, net in the accompanying condensed consolidated balance sheets and charged to expense at the time the related revenue is recognized.
     Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third party payors, such as traditional indemnity insurance companies. Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to either other third party payors or directly to patients. Amounts due from patients represent a disproportionately higher amount of the provision for doubtful accounts. Revenue from Medicare represented approximately 72% of total revenue for both the three and six month periods ended June 30, 2005, and 75% for both the three and six-month periods ended June 30, 2004.
     Pursuant to the NationsHealth Discount Prescription Card Program, the Company receives a transaction-based fee each time a cardholder saves money with the card. The transaction fee ranges from $0.70 to $1.30. Revenue is recognized in the month the transaction occurs. Additionally, during the second quarter of 2004, the Company began earning manufacturer rebates when cardholders purchase certain drugs using the card. Revenue from manufacturer rebates is recognized when earned and the amount is fixed and determinable. Included in prescription card fees were rebates of $53,000 for both the three and six months ended June 30, 2004 and $102,000 and $199,000 for the three months and six months, respectively, ended June 30, 2005.

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
     The valuation of accounts receivable is based upon the credit-worthiness of patients and third party payors, as well as the Company’s historical collection experience. A significant portion of accounts receivable is owed by Medicare. Estimates of accounts receivable collectibility are based on the Company’s credit policy and historical collection and write-off experience, current trends, and analysis of accounts receivable by aging category by the Company’s management. Changes in judgment regarding these factors will cause the allowance for doubtful accounts to be adjusted.
10. INVENTORY
     Inventory is comprised of diabetes and respiratory medical supplies and is stated at the lower of cost, as determined on the average cost method, or market.
11. COSTS RELATED TO BILLINGS IN PROCESS
     Due to the medical nature of the products the Company provides, patients sometimes request supplies before the Company has received the required written forms, such as an assignment of benefits, to bill Medicare and other third party payors. As part of the Company’s continuing efforts to service more patients, the Company generally ships products to these patients but defers the revenue and costs related to such billings in process until all required forms have been obtained and verified. The costs, which include the cost of the inventory shipped, are presented net of a valuation allowance based upon the Company’s historical experience with the collection of documents required to bill Medicare and other patients, and are charged to cost of sales at the time the related revenue is recognized. The valuation allowance as of June 30, 2005 and December 31, 2004 amounted to $2,857,000 and $1,606,000, respectively.
12. INVESTMENT HELD IN TRUST
     Investment held in trust is comprised of $2,000,000 in cash, placed in an escrow account with a bank to satisfy any damages under an indemnification agreement to the stockholders of Millstream prior to the consummation of the merger. If there are no such claims, the funds will be released to the Company from escrow on August 31, 2005. Through June 30, 2005 no such claims have been received.
13. INTERNAL SOFTWARE DEVELOPMENT COSTS
     The Company capitalizes certain internal software development costs, including internal labor. Software development costs are generally being amortized on a straight-line basis over the estimated useful lives of the software, which is generally 3 years. The Company capitalized internal software development costs of $195,000 and $385,000, during the three and six month periods ended June 30, 2005, respectively, and $225,000 and $403,000, during the three and six month periods ended June 30, 2004, respectively. These capitalized software development costs, which are included in property and equipment in the accompanying condensed consolidated balance sheets totaled $1,084,000, net of accumulated amortization of $511,000 as of June 30, 2005 and $876,000, net of accumulated amortization of $314,000 as of December 31, 2004. Amortization of software development costs amounted to $88,000 and $197,000, for the three and six month periods ended June 30, 2005, respectively, and $56,000 and $95,000, for the three and six month periods ended June 30, 2004, respectively.
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
     The Company made total purchases from this vendor of approximately $2,215,000 and $4,758,000 during the three and six month periods ended June 30, 2005, respectively, and approximately $3,022,000 and $5,296,000 during the three and six-month periods ended June 30, 2004, respectively. Included in the accompanying condensed consolidated balance sheets was approximately $656,000 and $552,000 in inventory purchased from this vendor as of June 30, 2005 and December 31, 2004, respectively and accounts payable to this vendor of approximately $4,782,000 and $5,004,000 as of June 30, 2005 and December 31, 2004, respectively.
Notes Payable to Members
     Prior to August 31, 2004, NationsHealth Holdings had notes payable to certain of its members. These notes, with interest of 12% per annum, were unsecured and due on October 30, 2006. The Company incurred interest expense on these notes of approximately $91,000 and $171,000 in the three and six-month periods ended June 30, 2004. Upon consummation of the merger (see Note 6), these notes were repaid in full.
15. LINE OF CREDIT
     The Company entered into a revolving credit agreement on April 30, 2004, which was subsequently amended in June 2004 to add additional over-advance borrowing capability, and amended again in August and November 2004 and February, May and August 2005 to adjust the financial covenants to account for the Company’s actual and projected financial results. Under the agreement, as amended, the available funding is limited by a borrowing base, which is comprised of a percentage of eligible accounts receivable and inventory, as defined, up to a maximum of $10,000,000, maturing on April 30, 2007. The credit agreement requires the Company to maintain a lock-box arrangement whereby amounts received into the lock-box are applied to reduce the revolving credit facility outstanding and contains certain subjective acceleration clauses in the event of a material adverse event, as defined. Borrowings under the credit agreement are classified as current liabilities in accordance with the provisions set forth in Emerging Issues Task Force (EITF) Issue No. 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

     The revolving line bears interest monthly at the higher of prime plus 2.5% or 4.0%, plus certain additional fees and charges. As of June 30, 2005, the rate in effect was 8.51%. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum available cash balances, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of June 30, 2005 and December 31, 2004, the outstanding balance on the revolving credit facility was approximately $4,458,000 and $2,619,000, respectively. As of June 30, 2005, the total available credit (including amounts currently outstanding) under the revolving credit agreement was approximately $6,357,000.
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
     The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction, as defined. If a Note is redeemed at the option of the Company other than upon a change of control transaction, the Holders may receive, at their discretion, either (i) the principal amount plus any accrued and unpaid interest of the Notes being redeemed or the “Par Redemption Price,” plus warrants exercisable for such number of shares of the Company’s common stock the Holders would have received had the Notes being redeemed been converted immediately prior to such redemption, which warrants shall have an exercise price equal to the conversion price of the Notes in effect immediately prior to issuance of the warrant, and shall expire on February 28, 2012 (a “Redemption Warrant”), or (ii) 110% of the outstanding principal amount of the Notes being redeemed plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price, or if the Company does not act, the Holders may choose to either receive the Premium Redemption Price or require that the surviving entity assume the obligations of the Notes.

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
     In order to properly record the portions of the $15,000,000 proceeds attributable to debt and equity, the Company hired an independent valuation specialist to perform separate valuations of the debt and equity received by the Holders. The valuation specialist considered various factors, including the closing price of the Company’s common stock on February 28, 2005 of $5.66 per common share. The relative amount to be attributed to the Notes and the 1,785,714 shares of the Company’s common stock was calculated based upon their proportionate fair values allocated to the total proceeds of $15,000,000. An additional debt discount was calculated for the beneficial conversion feature by multiplying the total number of shares issuable upon conversion by the difference between the fair value per share and the effective conversion rate. The discount will be amortized over the life of the notes.

     The balance of the notes as of June 30, 2005, net of unamortized discounts (in thousands) is as follows:

Principal amount of notes	$15,000
Less:
Unamortized discount for common stock and beneficial conversion features	(9,863)

$5,137

     Amortization of discounts to the convertible notes resulted in charges of approximately $419,000 and $559,000 to interest expense for the three and six month periods ended June 30, 2005, respectively.
17. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
     The Company has entered into distribution agreements with several vendors, one of which is a stockholder of the Company (see Note 14). The agreements require the vendors to provide medical supplies to the Company for sale to Medicare eligible patients. The agreements expire at various times through October 31, 2007 and provide for pricing allowances based on purchase volumes and require the Company to make minimum annual purchase commitments. In order to secure pricing discounts, as of June 30, 2005, the Company has also contracted to purchase a minimum of $1,664,000 in advertising during the remainder of 2005. Purchase commitments outstanding as of June 30, 2005 were as follows (in thousands):

	Related	Other
Year ending December 31:	Party	Vendors	Total
2005	$8,261	$15,614	$23,875
2006	28,079	15,500	43,579
2007	—	17,050	17,050

	$36,340	$48,164	$84,504

Equity Participation Fee
     As discussed in Note 15, the Company’s overadvance facility, which matures on April 30, 2007, includes an equity participation fee that is contingent upon the Company’s financial results. The fee will become due on a date determined by the lender, which shall not be later than maturity, but may be earlier if the facility is terminated prior to April 30, 2007. The fee can range from $250,000 to $625,000, depending on the date chosen by the lender. As of June 30, 2005, the Company had accrued $243,000 related to the equity participation fee.
Employment Agreements
     The Company has employment agreements through August 2009 with six of its key executives. In addition to salary, bonuses and benefits, these agreements provide for termination benefits if the executive’s employment is terminated by the Company other than for cause, or by the executive for good reason or disability, each as defined in the respective agreements. In cases where severance benefits are payable by the Company under the agreements, the executive is entitled to an amount equal to their base salary for twenty-four months and immediate vesting of all stock options or restricted stock previously granted to the executives. Three of these agreements with executive officers also require the Company to purchase from the executive up to $3,000,000 worth of shares of the Company’s common stock. In lieu of a cash payment, the Company may arrange the sale of the shares to a third party or register the resale of the shares, in which case the executive shall receive proceeds of at least $3,000,000. If the Company decides to purchase the shares from the executive and one or both of the other executives exercises their rights to sell their shares of common stock to the Company at the same time, the Company may pay the funds to the executives over two or three years, as appropriate, in equal amounts pro-rata among the selling executives.
Agreement with CIGNA
     As discussed in Note 4, on May 5, 2005, the Company entered into an agreement with CIGNA that is expected to enable the Company to offer Medicare Part D prescription drug plans to Medicare beneficiaries. This agreement is subject to CMS approval of CIGNA’s Part D application. According to the timeline established by CMS for implementing the Medicare Part D program, contracts are expected to be awarded to qualified plans in September. Medicare beneficiaries will begin enrolling in pharmacy plans November 15, 2005 and the program will take effect January 1, 2006.
     As part of this strategic agreement, CIGNA has committed to purchasing 303,030 shares of NationsHealth common stock for approximately $2,000,000 and will receive a warrant to purchase 2,936,450 shares of NationsHealth common stock at $6.60 per share. The purchase of the shares and issuance of the warrants are also contingent upon approval of CIGNA’s Medicare Part D prescription drug plan by CMS.
18. STOCKHOLDERS’ EQUITY
The Offering
     On August 28, 2003, Millstream sold 4,025,000 units (“Units”) in its initial public offering (the “Offering”), which included 525,000 Units subject to the underwriters’ over-allotment option. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. Through June 30, 2005, 24,800 of the Warrants were exercised and 8,025,200 remained outstanding. The Warrants, which expire August 25, 2007, are redeemable at a price of $0.01 per Warrant upon 30 days notice to the Company, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, Millstream issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.00 per share, but otherwise have the same terms and conditions as the Warrants. Separate trading of the Common Stock and Warrants underlying the Company’s Units commenced on September 9, 2003.
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
Stock Option Plans
          2004 NationsHealth Incentive Stock Plan
     On August 30, 2004, the shareholders of the Company voted to adopt the NationsHealth, Inc. 2004 Stock Option Plan (the “Plan”). The purpose of the Plan is to enable the Company to offer directors, employees and consultants stock options in the Company, thereby attracting, retaining, and rewarding these participants and strengthening the mutuality of interests between these participants and the Company’s stockholders. A total of 1,900,000 shares of the Company’s common stock have been reserved for issuance under the Plan. Through June 30, 2005, 1,378,375 options were granted and outstanding under the Plan and none were exercised. (See Note 2.)
          NationsHealth, Inc. 2005 Long-Term Incentive Plan
     On June 17, 2005, the Company’s stockholders approved the NationsHealth, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). A total of 2,100,000 shares of the Company’s common stock have been reserved for issuance under the 2005 Plan. Under the 2005 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards may be granted to eligible employees, consultants and directors. Through June 30, 2005, there were no grants under the 2005 Plan.
          Bonus Plan and Trust
     In December 2004, certain of the Company’s principal stockholders transferred significant portions of their shares to fund a stock bonus plan for certain of the Company’s key employees and consultants. These stockholders transferred 2,006,893 shares of stock, representing approximately 7.7% of the Company’s outstanding shares and 9.8% of their personal holdings, to a trust. The shares will be distributed to these employees and consultants through December 2008. The award of these fully vested shares related to prior services and the ultimate distribution is pre-determined and not contingent upon continuation of service to the Company or any other future event. The transfer of the shares, which had no effect on the total number of shares outstanding, was treated as a contribution to the capital of the Company for accounting purposes and resulted in an increase to additional paid-in capital of $13,707,000 during the year ended December 31, 2004.
Preferred Stock
     The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. Through June 30, 2005, no shares of preferred stock have been issued.
Common Stock Reserved
     As of June 30, 2005, the Company had 15,406,785 shares of common stock reserved for issuance upon conversion of the convertible notes for 2,286,585 shares and exercise of the warrants, stock options and the underwriters’ option, which totaled 8,070,200, 4,000,000 and 1,050,000, respectively.

19. BASIC AND DILUTED LOSS PER SHARE
     As discussed in Note 6, Merger and Accounting Treatment, the historical results prior to September 1, 2004 reflected in these unaudited condensed consolidated financial statements are those of NationsHealth Holdings LLC, for which there was no common stock outstanding. To provide comparability of all periods presented for loss per share amounts, the total shares outstanding immediately after consummation of the merger were deemed to be outstanding from the beginning of the earliest period presented. Since the conversion of the convertible notes and exercise of the warrants, stock options and underwriters’ option would have had an antidilutive effect, diluted loss per share did not include 12,785,160 of potentially dilutive securities for each of the three and six month periods ended June 30, 2005, and 9,145,000 of potentially dilutive securities for each of the three and six month periods ended June 30, 2004.
20. SHIPPING COSTS
     Shipping costs, which are included in patient service and fulfillment costs in the accompanying condensed consolidated statements of operations, were $1,069,000 and $2,387,000 for the three and six month periods ended June 30, 2005, respectively, and $1,154,000 and $2,009,000, for the three and six month periods ended June 30, 2004, respectively.
21. SUBSEQUENT EVENT
     On August 3, 2005, the Company entered into a joint venture with US Bioservices Corporation, a Delaware corporation (“US Bio”), pursuant to the limited liability company operating agreement, (the “Operating Agreement”) of NationsHealth Specialty Rx, LLC, a Delaware limited liability company (“NationsHealth Rx”). The Company and US Bio are the sole members of NationsHealth Rx.
     Pursuant to the Operating Agreement, NationsHealth Rx will develop, own and operate a specialty and oncology pharmacy business which will, among other things, (i) dispense specialty biologics directly to patients, their physicians, and possibly via retail alliance programs that may be established with retail pharmacy chains, (ii) provide patients and physicians with the mail order dispensing of specialty pharmacy and oncology products and other value-added clinical support and patient education services related to specialty pharmacy and oncology, and (iii) provide manufacturers with compliance services and data as well as other de-identified data on treatment trends and outcomes in connection with specialty pharmacy and oncology.
     Pursuant to the terms of the Operating Agreement, by August 18, 2005, the Company and US Bio will enter into a stock purchase agreement, pursuant to which US Bio will purchase $1,500,000 of the common stock of the Company and the Company will make a capital contribution to NationsHealth Rx of $1,530,000 to fund operating expenses and working capital needs of NationsHealth Rx, of which $1,500,000 shall consist of the proceeds of the sale of the Company’s common stock to US Bio. The number of shares to be purchased by US Bio will be based upon a purchase price formula that averages the closing price per share of the Company’s common stock, as reported by Nasdaq, for the twenty (20) consecutive trading days immediately prior to the closing of the purchase of such securities.

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
     The following factors, among others, create risks and uncertainties that could affect our future or other performance:
•	Our ability to offer a successful Medicare Part D program

•	Declining reimbursement levels for, or increases in the costs of, products dispensed

•	Our history of operating losses and our expectation that we will incur significant additional operating losses

•	An inability to raise the capital that we will need to sustain our operations

•	Our ability to attract new customers and retain existing customers

•	Identification of, and competition for, growth and expansion opportunities

•	Compliance with, or changes in, government regulation and legislation, or interpretations thereof, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation, including the Health Insurance Portability and Accountability Act of 1996, or “HIPAA”

•	An inability to establish and maintain successful collaborative relationships could adversely affect our ability to generate revenue

•	Adverse developments in any investigation related to the pharmaceutical industry

•	Competition and technological change that may make our products and technologies less attractive or obsolete

•	An inability to obtain and maintain intellectual property protection for our technologies

•	Adverse resolution of future lawsuits or investigations

•	Significant fluctuations in our revenue and operating results, which have occurred in the past and which we expect to continue in the future

•	Any loss or inability to hire and retain qualified personnel · Our exposure to product liability in excess of our insurance coverage

•	Any failure to maintain an effective system of internal controls in the future could adversely affect our ability to accurately report financial results or prevent fraud

•	Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses

•	Our common stock may continue to have a volatile public trading price and low trading volume

•	Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult
     As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in the section titled “Risk Factors” in our Registration Statement on Form S-8, filed on June 28, 2005.
Business
     Our focus is on providing services and supplies to the approximately 40 million Medicare beneficiaries in the United States. We are a growing provider of diabetes, respiratory and ostomy supplies reimbursable by Medicare Part B, as well as a provider of prescription discount services. We have also entered into a strategic alliance with CIGNA to offer Medicare Part D prescription drug plans, which we believe will materially impact our operations. We are currently pursuing financing arrangements to enable us to make the significant infrastructure, personnel and marketing investments/commitments necessary to enroll beneficiaries beginning on November 15, 2005, when they begin selecting their pharmacy plans.
Medical Product Sale.
     We operate a licensed pharmacy in the State of Florida, with the ability to dispense physician-prescribed medications and distribute medical equipment and supplies nationally. As of June 30, 2005, we had approximately 147,000 patients (shipped and not cancelled) for our supplies, including 9,000 patients participating in our retail program. Revenue from medical product sales in the areas of diabetes, respiratory ailments and ostomy comprised approximately

90% of our revenue in the first six months of 2005 and approximately 96% of our revenue in the comparable period of 2004.
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
Retail Program
     Medicare beneficiaries often purchase certain of the products we offer at retail stores, some of which do not accept assignment of benefit forms from their patients. If a retailer does not accept assignment of benefit forms, the patient must pay up-front for the supplies and then seek reimbursement on their own from Medicare and other third party payors, if applicable. Recognizing an opportunity to expand our patient base and improve accessibility of diabetes supplies, we launched our retail initiative. Under our retail initiative, Medicare beneficiaries have the convenience of picking up our diabetes supplies at a retail pharmacy location, just as they would their medications. They do not, however, incur any upfront expense for their diabetes supplies, and we seek reimbursement from Medicare and other third party payors, subject to any patient co-payment and/or deductible. We have combined our expertise in Medicare billing and regulatory compliance with the accessibility of nationwide pharmacies to create an additional convenient, consumer friendly mechanism for Medicare beneficiaries to receive their diabetes supplies at retail locations. We entered into the first distribution agreement under our retail initiative with Kmart in April 2004, with a nationwide rollout at over 1,000 Kmart pharmacies in May 2004. As a result of this retail initiative we have added approximately 9,000 patients through June 30, 2005.
Prescription Discount Drug Card Services
     In addition to providing home delivery of diabetes, respiratory and ostomy supplies, we provide discount prescription drug card services under two programs. Our original program is open to all individuals and our Medicare-approved program is open only to qualified Medicare beneficiaries. For each time a cardholder saves money using either of these cards, the pharmacy pays a fee, of which we receive a portion, to the company that adjudicates the claim. We also earn manufacturer rebates when cardholders purchase certain drugs using the card. As of June 30, 2005, our discount prescription drug cards were accepted at over 50,000 pharmacies nationwide. Under our agreement with CIGNA, we have agreed to discontinue marketing prescription discount cards effective October 1, 2005 through the termination of our agreement with CIGNA to individuals who are eligible for benefits under Medicare Part D.
NationsHealth Discount Prescription Drug Card
     Mass marketing of the free NationsHealth Discount Prescription Card Program was launched in June of 2002. We have relied primarily upon television advertising to generate enrollees and have enrolled approximately 2.8 million individual cardholders through June 30, 2005. With our card, cardholders can save, on average, approximately 25% on prescriptions at their local pharmacies. We provide individual enrollment of new cardholders, discount prescription card fulfillment, prescription discount administration, and patient management services to users of the NationsHealth Discount Prescription Card. We outsource the prescription discount administration and certain patient management functions to a third party. Revenue from the NationsHealth Discount Prescription Card program comprised approximately 10% of our total revenue for the six months ended June 30, 2005, and approximately 4% of our total revenue for 2004.
Medicare-approved Prescription Drug Card
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
     As of June 30, 2005, we had approximately 270,000 individuals enrolled in the PrecisionDiscounts program. The revenue from the PrecisionDiscounts program has comprised less than 1% of our total revenue.
CIGNA Agreement and Medicare Part D
     On May 5, 2005, we entered into an agreement with CIGNA that we expect will enable us to offer Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement will combine CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and our experience with regard to Medicare and expertise in enrolling individual Medicare eligible patients. CIGNA’s responsibilities will include insurance licensing, product and formulary development and pricing, claims processing and claims reporting to the Center for Medicare Services. We will be responsible for marketing, member enrollment and service, distribution, billing and collections.

     As part of our preparations to offer Medicare Part D prescription drug plans, we are currently pursuing financing arrangements to enable us to make the significant infrastructure, personnel and marketing investments necessary to enroll beneficiaries, when they begin selecting their prescription drug plans. According to the timeline established by the federal Centers for Medicare & Medicaid Services, or CMS, for implementing the Medicare Part D program, contracts are expected to be awarded to qualified plans in September 2005. Medicare beneficiaries will begin enrolling in pharmacy plans on November 15, 2005, and the program will take effect on January 1, 2006.
Patient Management
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
Critical Accounting Policies
     In our Form 10-KSB/A for the year ended December 31, 2004, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, allowance for doubtful accounts, costs related to billings in process, inventory, internal software development costs, patient acquisition and related costs and the effects of new accounting pronouncements. We reviewed our policies and determined that those policies remain our most critical accounting policies for the period ended June 30, 2005. We did not make any changes in those policies during the quarter ended June 30, 2005.

Recent Developments
Medicare Modernization Act
     On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, known as the MMA, became law. The MMA contained provisions affecting the coverage and reimbursement for products we provide. The MMA revised Medicare reimbursement rates for certain items of durable medical equipment, including diabetes testing supplies and respiratory drugs. As a result of the MMA, Medicare reimbursement amounts for 2004 for diabetic supplies consisting of testing strips and lancets were frozen at the rates in effect for the 2003 calendar year. Effective January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. Under this provision, reimbursement was reduced by approximately 4.1% for diabetic test strips and 5.4% for lancets. Also due to the MMA, effective January 1, 2004, reimbursement for respiratory drugs was reduced from 95% of the average wholesale price (“AWP”) to 80% of the AWP. Effective January 1, 2005, the reimbursement amounts were reduced for inhalation drugs to 106% of the average sales price by manufacturers (“ASP”), a new benchmark that was determined by sales data submitted by drug manufacturers. Under this rule, reimbursements for albuterol and ipratropium, two of the most common inhalation drugs, decreased by approximately 82% and 90%, respectively. The effect of the decreased reimbursement rates on revenue was partially offset by an increase in the dispensing fee Medicare pays to suppliers for dispensing inhalation drugs. The dispensing fee was increased from approximately $7.00, on average, to $57.00, effective January 1, 2005. In combination, the above changes had a significant negative impact on our respiratory supplies revenue for the three months and six months ended June 30, 2005 and will continue to have a significant negative impact on our revenue, gross margins, net results and operating cash flows.
     Also, effective January 1, 2005, Medicare coverage became available for an initial physical examination for new Medicare beneficiaries and for regular diabetes screening tests for at-risk individuals, which should increase the incidence of diagnosis of diabetes and potentially expand the Medicare market for testing supplies and other diabetes products. The new benefits are subject to certain coverage limitations, and will not be available to all Medicare beneficiaries. This may result in a positive effect on our revenue, although given coverage limitations, the magnitude of the effect, if any, is difficult to predict.
     The MMA also established Part D, a voluntary prescription drug benefit under the Medicare program. Beginning in 2006, coverage for certain prescription drugs will be available through both prescription drug plans and Medicare Advantage, previously called Medicare+Choice, prescription plans. This new benefit will include coverage for many prescription drugs. As discussed elsewhere in this document, we entered into an agreement with CIGNA that we expect will enable us to offer Medicare Part D prescription drug plans to Medicare beneficiaries.
     Beginning in 2007, CMS is required by the MMA to begin reimbursing for durable medical equipment, including diabetes testing supplies, furnished in certain geographic areas pursuant to a competitive acquisition program, whereby reimbursement rates will be based on bids submitted by suppliers, and only certain suppliers will be reimbursed for items furnished to program beneficiaries. We currently cannot predict the impact, if any, of this requirement.

Results of Operations
     The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenue for the three and six month periods ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
Revenue:
Net sales	$19,995	90.3%	$17,859	96.1%	$37,132	90.3%	$30,695	96.3%
Prescription card revenue	2,156	9.7	721	3.9	4,011	9.7	1,190	3.7

	22,151	100.0	18,580	100.0	41,143	100.0	31,885	100.0

Cost of Sales	8,485	38.3	5,953	32.0	15,411	37.5	10,009	31.4

Gross Profit	13,666	61.7	12,627	68.0	25,732	62.5	21,876	68.6
Operating Expenses:
Patient acquisition and related costs	5,566	25.1	7,157	38.5	14,720	35.8	12,381	38.8
Patient service and fulfillment	3,933	17.8	3,718	20.0	7,825	19.0	6,410	20.1
General and administrative	5,313	24.0	2,430	13.1	9,617	23.4	4,281	13.4
Provision for doubtful accounts	2,924	13.2	3,256	17.5	5,245	12.7	5,596	17.6
Depreciation and amortization	213	1.0	114	0.6	429	1.0	194	0.6

	17,949	81.0	16,675	89.7	37,836	92.0	28,862	90.5

Loss from Operations	(4,283)	(19.3)	(4,048)	(21.8)	(12,104)	(29.4)	(6,986)	(21.9)

Other expense, net of other income	(1,117)	(5.0)	(187)	(1.0)	(1,570)	(3.8)	(320)	(1.0)

Net loss	$(5,400)	(24.4%)	$(4,235)	(22.8%)	$(13,674)	(33.2%)	$(7,306)	(22.9%)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Revenue. Revenue increased $3.6 million, or 19%, to $22.2 million for the three months ended June 30, 2005, compared to $18.6 million for the same period in 2004. Sales of diabetic, respiratory and ostomy supplies grew to $20.0 million for the three months ended June 30, 2005, compared to $17.9 million for the same period in 2004. This increase of $2.1 million, or 12%, was a result of our efforts to expand our medical supplies patient base, including our retail program commenced in May 2004. Our patient base increased to approximately 147,000 as of June 30, 2005, from approximately 87,000 patients as of June 30, 2004. New lower Medicare reimbursement rates, which were effective as of January 1, 2005, for certain respiratory supplies served to partially offset the effect of expanding our customer base. We estimate that our revenue from sales of respiratory supplies for the three months ended June 30, 2005 would have been significantly higher had the Medicare reimbursement rates not changed on January 1, 2005.
     We expect to continue adding to our patient base to grow our revenue but the rate of growth may be slower than we have experienced previously. We will continue to be negatively impacted by the lower Medicare reimbursement rates for respiratory supplies. Additionally, the diversion of our efforts and resources to implement a successful Medicare Part D program is likely to negatively impact revenue from medical supplies over the remainder of 2005. If successfully implemented, our Medicare Part D prescription drug plans should begin contributing to revenue beginning in the fourth quarter of 2005 with significant revenue in 2006.
     Prescription card revenue increased by approximately $1.5 million, or 199%, to $2.2 million for the three months ended June 30, 2005, compared to $0.7 million for the same period in 2004.

The increase in prescription card revenue is from growth in the number of cardholders as well as higher per transaction fees. Our cardholder base increased to over 3.0 million as of June 30, 2005, from approximately 1.8 million as of June 30, 2004. To a lesser extent, the addition of manufacturers’ rebates also contributed to the increase in prescription card revenue. Under our agreement with CIGNA, we have agreed to discontinue marketing prescription discount cards effective October 1, 2005 through the termination of our agreement with CIGNA to individuals who are eligible for benefits under Medicare Part D. This is expected to negatively impact our revenue from prescription card fees beginning in the fourth quarter of 2005.
     Cost of Sales. Cost of sales increased approximately $2.5 million, or 43%, to $8.5 million for the three months ended June 30, 2005, compared to $6.0 million for the same period in 2004. The increase related directly to the growth in sales of medical supplies to our growing customer base, partially offset by lower unit costs on certain of our supplies.
     As a percentage of total revenue, overall gross margins were 61.7% for the three months ended June 30, 2005, compared to 68.0% for the same period in 2004. This decrease in gross margins was primarily the result of the reduction in respiratory reimbursement rates, partially offset by lower unit costs on certain of our supplies and higher prescription card revenue, which has no associated direct cost of sales. Prescription card revenue represented 9.7% of total revenue for the three months ended June 30, 2005, compared to 3.9% for the same period in 2004. We expect our gross margins to continue to be negatively impacted by the decrease in Medicare reimbursement rates for respiratory supplies as experienced in the first quarter of 2005.
     Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $1.6 million, or 22%, to $5.6 million for the three months ended June 30, 2005, compared to $7.2 million for the same period in 2004. To a significant degree, patient acquisition and related costs, which include advertising, marketing and creative costs, call center services and prescription card fulfillment services, are under the control of our management. The decrease in patient acquisition and related costs reflects our reduced spending to expand our patient and cardholder bases. Advertising, marketing and creative costs decreased by approximately $0.4 million, to $2.5 million in the three months ended June 30, 2005, compared to $2.9 million for the same period in 2004. Call center services were decreased by approximately $0.8 million, to $1.0 million in the three months ended June 30, 2005, compared to $1.8 million for the same period in 2004. Prescription card fulfillment services were decreased by approximately $0.5 million, to $0.7 million in the three months ended June 30, 2005, compared to $1.2 million for the same period in 2004. As a percentage of total revenue, patient acquisition and related costs decreased to 25.1% in the three months ended June 30, 2005, compared to 38.5% for the same period in 2004. The decrease in the percentage was attributable to the factors mentioned above, partially offset by the lower reimbursement rates for respiratory supplies. We expect that our plan to implement a Medicare Part D program will likely delay further significant increases in patient acquisition costs from the levels experienced in the second quarter of 2005 until we launch our advertising campaign for our Medicare Part D program in the fourth quarter of 2005.
     Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses increased approximately $0.2 million, or 6%, to $3.9 million for the three months ended June 30, 2005, compared to $3.7 million for the same period in 2004. The increase in patient service and fulfillment expenses, which consist primarily of costs to service existing patients, was due to higher payroll related costs for increased headcount to meet the demands of our expanding patient base. As a percentage of total revenue, patient service and fulfillment expenses were 17.8% for the three months ended June 30, 2005, compared to 20.0% for the same period in 2004. As a percentage of net sales of medical supplies, patient service and fulfillment expenses were 19.7%

for the three months ended June 30, 2005, compared to 20.8% for the same period in 2004, primarily due to a higher percentage of revenue from reorders, partially offset by lower reimbursement rates for respiratory supplies and higher payroll related costs, as discussed above.
     General and Administrative Expenses. General and administrative expenses increased approximately $2.9 million, or 119%, to $5.3 million for the three months ended June 30, 2005, compared to $2.4 million for the same period in 2004. The increase in general and administrative expenses reflected higher corporate payroll and associated overhead and professional fees primarily related to the management of our overall expansion of operations and the pursuit of several strategic opportunities, including preparations for Medicare Part D coverage, as well as costs related to being a public company. As a percentage of total revenue, general and administrative expenses were 24.0% for the three months ended June 30, 2005, compared to 13.1% for the same period in 2004. We expect that general and administrative expenses will continue to be higher in relation to net revenue for the remainder of 2005 for various reasons, including the costs related to being a public company as well as our continued pursuit of strategic opportunities.
     Provision for Doubtful Accounts. The provision for doubtful accounts decreased approximately $0.4 million, or 10%, to $2.9 million for the three months ended June 30, 2005, compared to $3.3 million for the same period in 2004. As a percentage of total revenue, declined to 13.2% for the three months ended June 30, 2005, compared to 17.5% for the same period in 2004. The provision for doubtful accounts was impacted by improved collections techniques and efforts, which were responsible for the decrease as a percentage of total revenue. Because of our improvements in collection techniques and efforts, we expect that the provision for doubtful accounts will continue at these lower percentages of net revenue, however, no assurance can be given in this regard.
     Depreciation and Amortization. Depreciation and amortization increased approximately $99,000, or 87%, to $213,000 for the three months ended June 30, 2005, compared to $114,000 for the same period in 2004. As a percentage of total revenue, depreciation and amortization was 1.0% for the three months ended June 30, 2005, compared to 0.6% for the same period in 2004. The increase in depreciation and amortization was due to our investments in equipment and software to support our continued growth.
     Other Expense. Other expense, which was almost entirely comprised of interest expense, increased approximately $930,000, or 497%, to $1,117,000 for the three months ended June 30, 2005, compared to $187,000 for the same period in 2004. The increase in interest expense was primarily due to interest and amortization of the discount on our convertible notes, issued during the first quarter of 2005 as well as higher average balances on our line of credit. We expect interest expense will continue to be higher in future periods due to the convertible notes outstanding.
     Net Loss. Since we had a net loss for income tax purposes in the period, there was no tax provision recorded for the three months ended June 30, 2005. Although the Company was a partnership prior to August 31, 2004, if we had been taxed as a corporation for the three months ended June 30, 2004, our tax provision would have been zero as we incurred a loss for that period as well. The potential tax benefit was fully reserved due to the likelihood that the Company would continue to experience losses for tax purposes.
     We experienced net losses of approximately $5.4 million and $4.2 million in the three month periods ended June 30, 2005 and 2004, respectively. These net losses were primarily attributable to the investments required to establish and grow our operations. Principal among these investments were the substantial costs required to obtain patients, prepare for Medicare Part D coverage, hire and train personnel and build other infrastructure in advance of the receipt of revenue resulting from such investments.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Revenue. Total revenue increased approximately $9.2 million, or 29%, to $41.1 million for the six months ended June 30, 2005, compared to $31.9 million for the same period in 2004. Sales of diabetic, respiratory and ostomy supplies grew by $6.4 million, or 21%, as a result of our efforts to expand our medical supplies patient base, including our retail program begun in May 2004. Our patient base increased to approximately 147,000 as of June 30, 2005, from approximately 87,000 patients as of June 30, 2004. New lower Medicare reimbursement rates, which were effective as of January 1, 2005, for certain respiratory supplies served to partially offset the effect of the expanded customer base. We estimate that our revenue from sales of respiratory supplies for the first six months of 2005 would have been significantly higher had the Medicare reimbursement rates not changed on January 1, 2005.
     Prescription card revenue increased by $2.8 million, or 237%, primarily from growth in the number of cardholders as well as higher per transaction fees. Our cardholder base increased to over 3.0 million as of June 30, 2005, from approximately 1.8 million as of June 30, 2004. To a lesser extent, the addition of manufacturers’ rebates also contributed to the increase in prescription card revenue.
     Cost of Sales. Cost of sales increased approximately $5.4 million, or 54%, to $15.4 million for the six months ended June 30, 2005, compared to $10.0 million for the same period in 2004. The increase related directly to the growth in sales of medical supplies to our growing customer base, partially offset by lower unit costs on certain of our supplies.
     As a percentage of total revenue, overall gross margins were 62.5% for the six months ended June 30, 2005, compared to 68.6% for the same period in 2004. This decrease in gross margins was primarily the result of the reduction in respiratory reimbursement rates, partially offset by lower unit costs on certain of our supplies and higher prescription card revenue, which have no associated direct cost of sales. Prescription card revenue represented 9.7% of total revenue for the six months ended June 30, 2005, compared to 3.7% for the same period in 2004.
     Patient Acquisition and Related Costs. Patient acquisition and related costs increased approximately $2.3 million, or 19%, to $14.7 million for the six months ended June 30, 2005, compared to $12.4 million for the same period in 2004. To a significant degree, patient acquisition and related costs, which include advertising, marketing and creative costs, call center services and prescription card fulfillment services, are under the control of our management. The increase in patient acquisition and related costs, which peaked in the first quarter of 2005, is primarily reflective of our increased spending on advertising aimed at expanding our patient and cardholder bases. Advertising, marketing and creative costs increased by approximately $1.9 million, to $6.7 million in the six months ended June 30, 2005, compared to $4.8 million for the same period in 2004. As a percentage of total revenue, patient acquisition and related costs decreased to 35.8% in the six months ended June 30, 2005, compared to 38.8% for the same period in 2004. The decrease in the percentage was attributable to a higher proportion of our revenue from reorders and prescription card fees, partially offset by the lower reimbursement rates for respiratory supplies.

     Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses increased approximately $1.4 million, or 22%, to $7.8 million for the six months ended June 30, 2005, compared to $6.4 million for the same period in 2004. The increase in patient service and fulfillment expenses, which consist primarily of costs to service existing patients, was due to higher payroll related costs for increased headcount to meet the demands of our expanding patient base. As a percentage of total revenue, patient service and fulfillment expenses were 19.0% for the six months ended June 30, 2005, compared to 20.1% for the same period in 2004. As a percentage of net sales of medical supplies, patient service and fulfillment expenses increased to 21.1% for the six months ended June 30, 2005, compared to 20.9% for the same period in 2004, primarily due to lower reimbursement rates for respiratory supplies and higher payroll related costs discussed above, partially offset by a higher percentage of revenues from reorders.
     General and Administrative Expenses. General and administrative expenses increased approximately $5.3 million, or 125%, to $9.6 million for the six months ended June 30, 2005, compared to $4.3 million for the same period in 2004. The increase in general and administrative expenses reflected significantly higher corporate payroll and associated overhead and professional fees primarily related to the management of our overall expansion of operations and the pursuit of several strategic opportunities, including preparations for Medicare Part D coverage, as well as costs related to being a public company. As a percentage of total revenue, general and administrative expenses were 23.4% for the six months ended June 30, 2005, compared to 13.4% for the same period in 2004.
     Provision for Doubtful Accounts. The provision for doubtful accounts decreased approximately $0.4 million, or 6%, to $5.2 million for the six months ended June 30, 2005, compared to $5.6 million for the same period in 2004. As a percentage of total revenue, declined to 12.7% for the six months ended June 30, 2005, compared to 17.6% for the same period in 2004. The provision for doubtful accounts was impacted by higher revenue in the first six months of 2005 offset by improved collections techniques and efforts, which were responsible for the decrease as a percentage of total revenue.
     Depreciation and Amortization. Depreciation and amortization increased approximately $235,000, or 121%, to $429,000 for the six months ended June 30, 2005, compared to $194,000 for the same period in 2004. As a percentage of total revenue, depreciation and amortization was 1.0% for the six months ended June 30, 2005, compared to 0.6% for the same period in 2004. The increase in depreciation and amortization was due to our investments in equipment and software to support our continued growth.
     Other Expense. Other expense, which was almost entirely comprised of interest expense, increased approximately $1.3 million, or 391%, to $1.6 million for the six months ended June 30, 2005, compared to $0.3 million for the same period in 2004. The increase in interest expense was primarily due to interest and amortization of the discount on our convertible notes, issued during the first quarter of 2005.
     Net Loss. Since we had a net loss for income tax purposes in the period, there was no tax provision recorded for the six months ended June 30, 2005. Although the Company was a partnership prior to August 31, 2004, if we had been taxed as a corporation for the six months ended June 30, 2004, our tax provision would have been zero as we incurred a loss for that period as well. The potential tax benefit was fully reserved due to the likelihood that the Company would continue to experience losses for tax purposes.

     We experienced net losses of approximately $13.7 million and $7.3 million in the six month periods ended June 30, 2005 and 2004, respectively. These net losses were primarily attributable to the investments required to establish and grow our operations. Principal among these investments were the substantial costs required to obtain patients, prepare for Medicare Part D coverage, hire and train personnel and build other infrastructure in advance of the receipt of revenue resulting from such investments. Higher corporate payroll and associated overhead and professional fees related to the pursuit of several strategic opportunities, including preparations for Medicare Part D coverage and costs related to being a public company also contributed to the increased net loss in first six months of 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Our discussion and analysis of our liquidity and capital resources may be affected by factors discussed in the section entitled “Recent Developments” and other trends which could adversely affect our sources of cash.
     In the six months ended June 30, 2005 and 2004, we used approximately $14.8 million and $2.9 million of net cash in operating activities, respectively. The increased net use of cash in operating activities has been primarily due to our efforts to expand and grow our business, including the pursuit of strategic opportunities, such as Medicare Part D, and higher spending on patient acquisition as well as higher costs associated with being a publicly traded company. Additionally, the operating cash flows in the earlier months of each year have been negatively impacted due to the requirement to satisfy Medicare annual deductibles.
     In the six months ended June 30, 2005 and 2004, we used approximately $0.8 million and $0.9 million of net cash in investing activities, respectively. In both periods, cash was primarily used for the acquisition of property and equipment to support the growth of our business.
     In the six months ended June 30, 2005 and 2004, we obtained approximately $15.9 million and $3.2 million of net cash from financing activities, respectively. The net cash provided by financing activities in the first six months of 2005 was primarily due to the issuance of $15.0 million face amount of 7.75% of convertible notes and net borrowings under the line of credit. The net cash provided by financing activities in the first six months of 2004 was related to the net borrowings under our line of credit.
     Since our inception we have experienced temporary cash flow shortages due to our aggressive patient acquisition strategy and related marketing costs. As of June 30, 2005, the Company had negative working capital of $1,816,000. Additionally, we have incurred net losses of approximately $13.7 million, $26.4 million, $3.8 million and $1.9 million for the six months ended June 30, 2005 and the years ended December 31, 2004, 2003 and 2002, respectively. As reflected in the condensed consolidated balance sheet contained herein, we have cash and cash equivalents of approximately $3.2 million as of June 30, 2005.
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
     We have a revolving credit facility with CapitalSource Finance LLC in the principal amount of up to $10.0 million pursuant to an agreement dated April 30, 2004, which was subsequently amended in June 2004 to add additional over-advance borrowing capability, and amended again in August and November 2004 and February, May and August 2005 to adjust the financial covenants to account for our actual and projected financial results. The revolving borrowing availability of up to $10.0 million under the credit facility is subject to a borrowing base formula based upon our eligible receivables and inventory. Additional potential borrowings of up to $5.0 million became available under the overadvance facility commencing March 1, 2005, subject to a borrowing base formula relating to our EBITDA (as defined in the agreement). The credit facility is subject to ongoing collateral management and unused borrowing fees. Interest on outstanding borrowings under the revolving credit facility is payable monthly at the greater of 4% or Citibank N.A.’s base prime rate plus 2.5%, and interest on outstanding borrowings under the overadvance facility is payable monthly at the greater of 4% or Citibank N.A.’s base prime rate plus 4.5%. The credit facility has a three-year term and is secured by substantially all of our assets. As of June 30, 2005 the outstanding balance on the revolving credit facility was approximately $4.5 million of the approximately $6.4 million total available. As of June 30, 2005, the rate in effect was 8.51%.
     On February 28, 2005, we obtained an additional $15.0 million of cash and incurred $0.9 million of issuance costs through a private placement of 7.75% convertible secured notes. These notes, which mature on February 28, 2012, are convertible at any time until maturity into common stock at $6.56 per share, subject to anti-dilution adjustments. Interest on these notes will be accrued and paid monthly. As part of this financing arrangement, certain principal stockholders of NationsHealth indirectly transferred 1,785,714 shares of common stock to the note purchasers. The transferring stockholders did not receive any proceeds from this transaction, and we did not issue any additional shares of common stock in connection with the transfer to the Holders. The $15.0 million received was allocated between the shares of common stock and the convertible debt. Since no additional shares were issued, the portion allocated to the common stock was recorded entirely to additional paid-in capital. The discount on the notes reduces carrying value and is being amortized as additional interest expense over the term of the debt.
     In May 2005, we entered into a strategic agreement with CIGNA to offer Medicare Part D prescription drug plans. Pursuant to this agreement we have committed to obtain additional financing, which we are currently pursuing, to enable us to make the significant infrastructure, personnel and marketing investments necessary to enroll beneficiaries, when they begin selecting their prescription drug plans.
     In conjunction with the strategic arrangement with CIGNA to offer Medicare Part D prescription drug plans, we also entered into a securities purchase agreement, whereby, upon approval of CIGNA’s Medicare Part D prescription drug plan by CMS, CIGNA will purchase from us 303,030 shares of our common stock for $2.0 million, or $6.60 per share. According to the timeline established by the federal Centers for Medicare & Medicaid Services, or CMS, for implementing the Medicare Part D program, contracts are expected to be awarded to qualified plans in September 2005. Medicare beneficiaries will begin enrolling in pharmacy plans on November 15, 2005, and the program will take effect on January 1, 2006.
     We have $2 million in an escrow account, shown as investment held in trust in the accompanying condensed consolidated balance sheets, to satisfy any damages under an indemnification agreement to the stockholders of Millstream prior to the consummation of the merger. If there are no such claims, the funds will be released to the Company from escrow on August 31, 2005. Through June 30, 2005, there have been no such claims.
     We believe that our cash and cash equivalents balance, and other available financing sources, will be sufficient to meet working capital and capital expenditure needs for business operations for the next twelve months. Factors which could negatively affect our liquidity include a reduction in the demand for our products, a reduction in Medicare reimbursement for our products, and those factors set forth in the section titled “Risk Factors” in our Registration Statement on Form S-8, filed on June 28, 2005.
Off-Balance-Sheet Arrangements
     As of June 30, 2005, we did not have any significant off-balance-sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities. The interest rate on our line of credit is tied to Citibank N.A.’s prime rate. A 100 basis point change in these rates would have an impact of approximately $45,000 on our annual interest expense, assuming the amount drawn on our line of credit remains consistent with the balance as of June 30, 2005.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     As of June 30, 2005, we have, under the supervision and with the participation of NationsHealth’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of NationsHealth’s disclosure controls and procedures pursuant to Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, NationsHealth’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, NationsHealth’s disclosure controls and procedures are effective in ensuring that material information relating to NationsHealth (including its consolidated subsidiaries) required to be disclosed by NationsHealth in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to NationsHealth’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
     There were no changes in NationsHealth’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of the stockholders of NationsHealth, Inc. held on June 17, 2005, stockholders voted to adopt three proposals, as follows:

	For	Against	Withheld
To elect four Class I directors to serve until 2008
Timothy Fairbanks	24,516,584	—	3,435
Gary D. Small, D.P.M.	24,516,584	—	3,435
Raymond N. Steinman	24,516,584	—	3,435
Michael D. Tabris	24,516,584	—	3,435

				Broker
	For	Against	Abstained	Non-Votes
To adopt the NationsHealth, Inc. 2005 Long-Term Incentive Plan	22,546,214	66,000	—	1,907,804

To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005	24,518,019	1,000	1,000	—
Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of August 10, 2004 among the Company, N Merger L.L.C. and NationsHealth Holdings, L.L.C. Filed as Annex A to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

3.1	Second Restated Certificate of Incorporation of Millstream Acquisition Corporation. Filed as Exhibit 3.3 to the Company’s Form 8-A12G/A (File No. 000-50348) filed September 8, 2004 and incorporated herein by reference.

3.2	By-Laws of NationsHealth, Inc., as amended and restated on August 31, 2004. Filed as Exhibit 3.4 to the Company’s Form 8-A12G/A (File No. 000-50348) filed September 8, 2004 and incorporated herein by reference.

Exhibit No.	Description

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Third Amendment to Company’s Form S-1 (File No. 333-105388) filed July 24, 2003 and incorporated herein by reference.

4.2	Specimen Warrant Certificate. Filed as Exhibit 4.2 to the Company’s Form S-1 (File No. 333-105388) filed May 19, 2003 and incorporated herein by reference.

4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. Filed as Exhibit 4.4 to the Company’s Form S-1 (File No. 333-105388) filed May 19, 2003 and incorporated herein by reference.

4.4	NationsHealth, Inc. 2004 Incentive Stock Plan, dated August 30, 2004. Filed as Annex I to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

4.5	Form of Stock Option Agreement under the NationsHealth, Inc. 2004 Stock Option Plan. Filed as Exhibit 10.12 to the Company’s Form 10-QSB (File No. 000-50348) filed on November 10,2004 and incorporated herein by reference.

4.6	7 3/4% Secured Convertible Note issued by the Company to MHR Capital Partners (100) LP dated February 28, 2005. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

4.7	7 3/4% Secured Convertible Note issued by the Company to MHR Capital Partners LP dated February 28, 2005. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

4.8	7 3/4% Secured Convertible Note issued by the Company to OTQ LLC dated February 28, 2005. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

4.9	NationsHealth, Inc. 2005 Long-Term Incentive Plan dated April 25, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed June 17, 2005 and incorporated herein by reference.

10.1	Employment Agreement, dated April 15, 2005, by and between the Company and Tim Fairbanks. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed on April 21, 2005 and incorporated herein by reference.

10.2	Employment Agreement, dated April 15, 2005, by and between the Company and Tracy M. Schmidt, Esq. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed on April 21, 2005 and incorporated herein by reference.

10.3	Employment Agreement, dated April 15, 2005, by and between the Company and Gregory J. Couto. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed on April 21, 2005 and incorporated herein by reference.

10.4	Amended and Restated Revolving Credit and Security Agreement, dated as of June 29, 2004 among United States Pharmaceutical Group, L.L.C. d/b/a NationsHealth and NationsHealth Holdings, L.L.C. and CapitalSource Finance LLC. Filed herewith.

10.5	First Amendment, dated August 10, 2004, to Amended and Restated Revolving Credit and Security Agreement, dated as of June 29, 2004 among United States Pharmaceutical Group, L.L.C. d/b/a NationsHealth and NationsHealth Holdings, L.L.C. and CapitalSource Finance LLC. Filed herewith.

Exhibit No.	Description

10.6	Second Amendment, dated September 14, 2004, to Amended and Restated Revolving Credit and Security Agreement, dated as of June 29, 2004 among United States Pharmaceutical Group, L.L.C. d/b/a NationsHealth, NationsHealth Holdings, L.L.C., NationsHealth, Inc. and CapitalSource Finance LLC. Filed herewith.

10.7	Warrant Agreement, dated as of May 4, 2005, by and between the Company and Connecticut General Life Insurance Company. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed May 11, 2005 and incorporated herein by reference.

10.8	Securities Purchase Agreement, dated as of May 4, 2005, by and between the Company and Connecticut General Life Insurance Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed May 11, 2005 and incorporated herein by reference.

10.9*	Strategic Agreement, dated as of May 4, 2005, by and among Connecticut General Life Insurance Company and United States Pharmaceutical Group, LLC and NationsHealth, Inc. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSHEALTH, INC
Date: August 15, 2005	By:	/s/ Glenn M. Parker
		Name:	Glenn M. Parker
		Title:	Chief Executive Officer (Principal executive officer)

Date: August 15, 2005	By:	/s/ Timothy Fairbanks

		Title:	Name: Timothy Fairbanks Chief Financial Officer (Principal financial and accounting officer)

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of August 10, 2004 among the Company, N Merger L.L.C. and NationsHealth Holdings, L.L.C. Filed as Annex A to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

3.1	Second Restated Certificate of Incorporation of Millstream Acquisition Corporation. Filed as Exhibit 3.3 to the Company’s Form 8-A12G/A (File No. 000-50348) filed September 8, 2004 and incorporated herein by reference.

3.2	By-Laws of NationsHealth, Inc., as amended and restated on August 31, 2004. Filed as Exhibit 3.4 to the Company’s Form 8-A12G/A (File No. 000-50348) filed September 8, 2004 and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Third Amendment to Company’s Form S-1 (File No. 333-105388) filed July 24, 2003 and incorporated herein by reference.

4.2	Specimen Warrant Certificate. Filed as Exhibit 4.2 to the Company’s Form S-1 (File No. 333-105388) filed May 19, 2003 and incorporated herein by reference.

4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. Filed as Exhibit 4.4 to the Company’s Form S-1 (File No. 333-105388) filed May 19, 2003 and incorporated herein by reference.

4.4	NationsHealth, Inc. 2004 Incentive Stock Plan, dated August 30, 2004. Filed as Annex I to the Company’s Definitive Proxy Statement (File No. 000-50348) filed on August 13, 2004 and incorporated herein by reference.

4.5	Form of Stock Option Agreement under the NationsHealth, Inc. 2004 Stock Option Plan. Filed as Exhibit 10.12 to the Company’s Form 10-QSB (File No. 000-50348) filed on November 10,2004 and incorporated herein by reference.

4.6	7 3/4% Secured Convertible Note issued by the Company to MHR Capital Partners (100) LP dated February 28, 2005. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

4.7	7 3/4% Secured Convertible Note issued by the Company to MHR Capital Partners LP dated February 28, 2005. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

4.8	7 3/4% Secured Convertible Note issued by the Company to OTQ LLC dated February 28, 2005. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

4.9	NationsHealth, Inc. 2005 Long-Term Incentive Plan dated April 25, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed June 17, 2005 and incorporated herein by reference.

Exhibit No.	Description

10.1	Employment Agreement, dated April 15, 2005, by and between the Company and Tim Fairbanks. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed on April 21, 2005 and incorporated herein by reference.

10.2	Employment Agreement, dated April 15, 2005, by and between the Company and Tracy M. Schmidt, Esq. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed on April 21, 2005 and incorporated herein by reference.
10.3	Employment Agreement, dated April 15, 2005, by and between the Company and Gregory J. Couto. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed on April 21, 2005 and incorporated herein by reference.

10.4	Amended and Restated Revolving Credit and Security Agreement, dated as of June 29, 2004 among United States Pharmaceutical Group, L.L.C. d/b/a NationsHealth and NationsHealth Holdings, L.L.C. and CapitalSource Finance LLC. Filed herewith.

10.5	First Amendment, dated August 10, 2004, to Amended and Restated Revolving Credit and Security Agreement, dated as of June 29, 2004 among United States Pharmaceutical Group, L.L.C. d/b/a NationsHealth and NationsHealth Holdings, L.L.C. and CapitalSource Finance LLC. Filed herewith.

10.6	Second Amendment, dated September 14, 2004, to Amended and Restated Revolving Credit and Security Agreement, dated as of June 29, 2004 among United States Pharmaceutical Group, L.L.C. d/b/a NationsHealth, NationsHealth Holdings, L.L.C., NationsHealth, Inc. and CapitalSource Finance LLC. Filed herewith.

10.7	Warrant Agreement, dated as of May 4, 2005, by and between the Company and Connecticut General Life Insurance Company. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed May 11, 2005 and incorporated herein by reference.

10.8	Securities Purchase Agreement, dated as of May 4, 2005, by and between the Company and Connecticut General Life Insurance Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed May 11, 2005 and incorporated herein by reference.

10.9*	Strategic Agreement, dated as of May 4, 2005, by and among Connecticut General Life Insurance Company and United States Pharmaceutical Group, LLC and NationsHealth, Inc. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.