Form 10-Q
period 2005-09-30
NationsHealth, Inc.
filed 2005-11-14
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                            For the quarterly period ended September 30, 2005.
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at November 10, 2005
Common stock, $0.0001 par value	26,727,385

NATIONSHEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
INDEX

		Page
PART I.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) – as of September 30, 2005 and December 31, 2004	1
	Condensed Consolidated Statements of Operations (unaudited) – for the Three and Nine Months Ended September 30, 2005 and 2004	2
	Condensed Consolidated Statements of Cash Flows (unaudited) – for the Nine Months Ended September 30, 2005 and 2004	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.

Item 6.	Exhibits	31
Signatures		32
Amended and Restated Asset Purchase Agreement
Limited Liability Company Agreement
Form of Stock Option Agreement
Form of Restricted Stock Unit Agreement
Form of Restricted Stock Agreement
Form of Stock Appreciation Right Agreement
Sublease Agreement
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO and CFO

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$15,107	$2,904
Restricted certificate of deposit	—	100
Accounts receivable, net of allowances of $17,995 and $10,985, respectively	7,140	8,708
Inventory	2,058	1,719
Costs related to billings in process, net	1,229	1,437
Other receivables	1,532	—
Investment held in trust	—	2,000
Prepaid expenses and other current assets	1,335	392

Total current assets	28,401	17,260
Property and equipment, net	2,896	1,770
Investment in joint venture	1,530	—
Other assets, net	1,525	346

Total assets	$34,352	$19,376

LIABILITIES AND STOCKHOLDERS’ EQUITY / DEFICIENCY
Current Liabilities:
Accounts payable	$3,044	$4,595
Accounts payable, related party	4,942	5,004
Accrued expenses	5,715	7,195
Deferred revenue, current portion	725	—
Line of credit	3,943	2,619

Total current liabilities	18,369	19,413

Long-Term Liabilities:
Deferred revenue	715	—
Convertible notes, net	4,926	—
Other long-term liabilities	215	—

Total long-term liabilities	5,856	—

Commitments and contingencies

Stockholders’ Equity (Deficiency):
Common stock	3	3
Additional paid-in capital	44,361	32,315
Accumulated deficit	(34,237)	(32,355)

Total stockholders’ equity (deficiency)	10,127	(37)

Total liabilities and stockholders’ equity / deficiency	$34,352	$19,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenue:
Net product sales	$18,167	$19,383	$55,299	$50,078
Prescription card revenue	2,316	704	6,327	1,893
Service revenue	780	—	780	—

	21,263	20,087	62,406	51,971
Cost of product sales	8,037	6,283	23,448	16,291
Cost of services	1,311	—	1,311	—

Gross Profit	11,915	13,804	37,647	35,680

Operating Expenses:
Patient acquisition and related costs	3,256	4,245	17,976	16,626
Patient service and fulfillment	3,593	3,148	11,418	9,558
General and administrative	5,576	3,237	15,193	7,518
Provision for doubtful accounts	2,330	3,533	7,575	9,128
Depreciation and amortization	224	139	653	334
Gain on sale of respiratory division	(15,508)	—	(15,508)	—

	(529)	14,302	37,307	43,164

Income (Loss) from Operations	12,444	(498)	340	(7,484)

Other Income (Expense):
Interest income	35	—	55	2
Interest expense	(687)	(390)	(2,277)	(712)

	(652)	(390)	(2,222)	(710)

Net Income (Loss)	$11,792	$(888)	$(1,882)	$(8,194)

Earnings (Loss) per share:
Basic	$0.45	$(0.03)	$(0.07)	$(0.31)

Diluted	$0.40	$(0.03)	$(0.07)	$(0.31)

Weighted average shares outstanding:
Basic	26,283	26,150	26,211	26,150

Diluted	30,105	26,150	26,211	26,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months
	Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net Loss	$(1,882)	$(8,194)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Gain on sale of respiratory division	(15,508)	—
Provision for doubtful accounts	7,575	9,128
Depreciation and amortization	653	334
Amortization of note discount	537	—
Amortization of deferred loan costs and other non-cash interest charges	471	—
Stock-based compensation	71	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(6,007)	(11,806)
Inventory	(742)	(740)
Costs related to billings in process	208	(668)
Prepaid expenses and other assets	(1,372)	(483)
Increase (decrease) in:
Accounts payable and accrued expenses	(3,331)	2,103
Accounts payable, related party	(62)	2,719
Deferred revenue	1,440	—

Net cash and cash equivalents used in operating activities	(17,949)	(7,607)

Cash Flows from Investing Activities:
Proceeds from sale of respiratory division	14,400	—
Investment in joint venture	(1,530)	—
Release (purchase) of restricted certificate of deposit	100	(100)
Investment released from (placed in) trust	2,000	(2,000)
Acquisition of property and equipment	(1,517)	(1,152)

Net cash and cash equivalents provided by (used in) investing activities	13,453	(3,252)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	15,000	—
Proceeds from issuance of common stock	1,500	—
Net draws on lines of credit	1,324	1,906
Payments for note issuance costs	(907)	—
Purchase of treasury stock	(136)	—
Principal payments under capital lease obligations	(82)	—
Proceeds from reverse merger	—	20,270
Payments for conversion of membership interest	—	(3,000)
Payments for merger costs, net	—	(2,953)
Principal payments on member notes	—	(1,343)

Net cash and cash equivalents provided by financing activities	16,699	14,880

Net Increase in Cash and Cash Equivalents	12,203	4,021
Cash and Cash Equivalents, Beginning of period	2,904	1,412

Cash and Cash Equivalents, End of period	$15,107	$5,433

Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	$262	$—

Discount on convertible notes	$10,611	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of NationsHealth, Inc. (the “Company” or “NationsHealth”), formerly Millstream Acquisition Corporation, and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Form 10-KSB/A for the year ended December 31, 2004.
     The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of annual results. In certain instances, primarily in the first calendar quarter of each year, the Company may delay seeking reimbursement from Medicare until a patient’s deductible has been reached in connection with the purchase of Medicare supplies or services. In such a case, the Company would recognize revenue in accordance with its policies, although the receipt of cash upon reimbursement would be delayed. This practice results in lower cash receipts and higher accounts receivable balances earlier in the calendar year, primarily the first quarter.
     The unaudited condensed consolidated financial statements included herein should be read in conjunction with the restated audited consolidated financial statements and the notes thereto that are included in the Company’s Form 10-KSB/A for the year ended December 31, 2004 that was filed with the SEC on May 13, 2005.
     In order to better reflect the character of the Company’s expenses, certain prior period amounts have been reclassified to conform to the current period presentation.
2. MILLSTREAM MERGER
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

     On March 9, 2004, Millstream entered into a definitive merger agreement with NationsHealth Holdings LLC (“NationsHealth Holdings”). On August 30, 2004, the shareholders of Millstream voted to approve the merger agreement. Upon consummation of the merger on August 31, 2004, NationsHealth Holdings merged with and into Millstream and Millstream changed its name to NationsHealth, Inc. The membership interests in NationsHealth Holdings were converted into a total of 21,375,000 shares of Millstream’s common stock, or approximately 81.7% of the subsequently outstanding common shares of the combined company. Immediately prior to the merger, the amount held in trust by Millstream for purposes of completing a business combination was $20,882,000. After payments totaling $3,186,000 for professional fees and other costs related to the merger and $3,000,000 to NationsHealth Holdings’ members, the net proceeds amounted to $14,696,000. From these net proceeds, $2,873,000 was used to repay debt and $2,000,000 was placed into an escrow account to satisfy any damages under an indemnification agreement to stockholders of Millstream prior to the consummation of the merger. On August 31, 2005, the $2,000,000 was released to the Company from escrow.
     The merger was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, NationsHealth Holdings was treated as the acquiring company for financial reporting purposes. In accordance with applicable guidance, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of NationsHealth Holdings issuing stock for the net monetary assets of Millstream, consisting of $14,696,000 of cash and escrow funds, accompanied by a recapitalization. The net monetary assets of Millstream were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The financial position, operations and cash flows reflected in the accompanying condensed consolidated financial statements as of the dates and for the periods prior to the merger are those of NationsHealth Holdings. The accumulated deficit of NationsHealth Holdings was carried forward to the combined company .
3. CIGNA AGREEMENT
     The Company entered into a strategic agreement with CIGNA effective May 5, 2005 to provide services to CIGNA with respect to the offering of Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement combines CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and NationHealth’s experience with regard to Medicare and expertise in enrolling individual Medicare eligible patients into healthcare programs. CIGNA’s responsibilities include insurance licensing, product and formulary development and pricing, claims processing and claims reporting to the Centers for Medicare and Medicaid Services (“CMS”). NationsHealth is responsible for marketing, member enrollment and service, distribution, billing and collections.
     The agreement was subject to CMS approval of CIGNA’s Part D application, which was obtained on September 23, 2005. Medicare beneficiaries will begin enrolling in pharmacy plans November 15, 2005 and the plans’ benefits will take effect January 1, 2006. As required under the Company’s agreement with CIGNA, on October 1, 2005, NationsHealth discontinued all marketing of prescription discount cards and, pursuant to the CIGNA agreement, cannot resume marketing prescription discount cards to Medicare beneficiaries for the remainder of the agreement.

     In conjunction with the Company’s strategic arrangement with CIGNA to offer Medicare Part D prescription drug plans, on November 4, 2005, CIGNA purchased from the Company 303,030 shares of its common stock for $6.60 per share, or approximately $2,000,000, and the Company issued to CIGNA warrants to purchase 2,936,450 shares of its common stock at $6.60 per share. The fair value of the warrants and the discount from the fair value of the common stock on the date of purchase will be expensed, beginning on November 4, 2005, over the remaining term of the agreement. The warrants will expire upon the earlier of (i) November 4, 2012 or (ii) immediately prior to an acquisition, merger or consolidation of the Company with any unrelated third party in which the Company is not the surviving entity.
     Pursuant to the agreement, the Company committed to obtain additional financing to enable it to make the significant infrastructure, personnel and marketing investments necessary to enroll beneficiaries, when they begin selecting their Part D prescription drug plans. The Company satisfied its obligation for additional financing through the proceeds received from the sale of its respiratory division, as discussed in Note 5. However, if the Company should fail to meet its financial obligations specified under the agreement, then CIGNA shall be entitled to certain remedies, which could have a significant negative impact on the Company’s future financial position, operations and cash flows.
4. US BIO JOINT VENTURE
     On August 3, 2005, the Company entered into a joint venture with US Bioservices Corporation (“US Bio”), pursuant to the limited liability company operating agreement, (the “Operating Agreement”) of NationsHealth Specialty Rx, LLC, a Delaware limited liability company (“NationsHealth Rx”). The Company and US Bio are the sole members of NationsHealth Rx.
     Pursuant to the Operating Agreement, NationsHealth Rx will develop, own and operate a specialty and oncology pharmacy business which will, among other things, dispense specialty biologics directly to patients, their physicians, and possibly via retail alliance programs that may be established with retail pharmacy chains, and provide patients and physicians with the mail order dispensing of specialty pharmacy and oncology products and other value-added clinical support and patient education services related to specialty pharmacy and oncology.
     On August 18, 2005, US Bio purchased 273,897 shares of the Company’s common stock for $1,500,000, or approximately $5.48 per share. The share purchase price was based upon the average closing price per share of the Company’s common stock, as reported by Nasdaq, for the twenty (20) consecutive trading days immediately prior to August 18, 2005. Simultaneously, the Company made a capital contribution to NationsHealth Rx of $1,530,000 to fund operating expenses and working capital needs of NationsHealth Rx, of which $1,500,000 consisted of the proceeds from the sale of the Company’s common stock to US Bio.
     Operations of NationsHealth Rx are planned to commence in the first quarter of 2006.
5. SALE OF RESPIRATORY DIVISION
     On September 2, 2005, the Company sold its respiratory division (including its respiratory-related inventory) to Lincare Inc. and Med 4 Home Inc. for $16,000,000, of which, $14,400,000 was received at closing. Two additional payments of $800,000 each are due on March 2, 2006 and

September 2, 2006. The Company retained all existing accounts receivable with respect to the respiratory division. The Company continues to serve the diabetes supplies needs of those respiratory patients who were also receiving diabetes supplies. Pursuant to the transaction, the Company recorded a gain of $15,508,000 during the quarter ended September 30, 2005.
6. REVENUE RECOGNITION
     The Company recognizes revenue related to product sales to patients who have placed orders and received shipments, provided that risk of loss has passed to the patients and the required written forms to bill Medicare, other third party payors, and patients have been received and verified. Revenue is recorded at amounts expected to be collected from Medicare, other third party payors, and directly from patients. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to billings in process, consisting of the cost of products, are deferred and presented as costs related to billings in process, net in the accompanying condensed consolidated balance sheets, and are charged to cost of product sales at the time the related revenue is recognized.
     Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third party payors, such as traditional indemnity insurance companies. Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to either other third party payors or directly to patients. Amounts due from patients represent a disproportionately higher amount of the provision for doubtful accounts. Revenue from Medicare represented approximately 73% and 72% of total revenue for the three and nine month periods ended September 30, 2005, respectively, and 75% for both the three and nine-month periods ended September 30, 2004.
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
     Revenue recognized under the Company’s agreement with CIGNA (see Note 3) is recognized when earned as the services are performed and is presented in the accompanying condensed consolidated statements of operations as service revenue. The direct costs of administering the services are shown as cost of services in arriving at gross profit.
7. COSTS RELATED TO BILLINGS IN PROCESS, NET
     Due to the medical nature of the products the Company provides, patients sometimes request supplies before the Company has received the required written forms, such as an assignment of benefits, to bill Medicare and other third party payors. As part of the Company’s continuing efforts to service more patients, the Company generally ships products to these patients but defers the revenue and costs related to such billings in process until all required forms have been obtained and verified. The costs, which are comprised of the costs of the inventory shipped, are presented net of a valuation allowance based upon the Company’s historical experience with the collection of documents required to bill Medicare and other payors, and are charged to cost of sales at the time the related revenue is recognized. The valuation allowance as of September 30, 2005 and December 31, 2004 amounted to $3,297,000 and $1,606,000, respectively.
8. STOCK-BASED COMPENSATION
     The Company adopted the 2004 NationsHealth, Inc. Incentive Stock Plan in August 2004 and the NationsHealth, Inc. 2005 Long-Term Incentive Plan in June 2005 and accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation costs for stock options are measured as the excess, if any, of the market price of NationsHealth’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Accordingly, NationsHealth provides the additional disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”
     NationsHealth has adopted the disclosure only provisions of SFAS 123. Had compensation costs for NationsHealth’s stock option grants described above been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, NationsHealth’s net income (loss) and earnings (loss) per share would have been equal to the pro forma amounts indicated below for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except per share data), as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$11,792	$(888)	$(1,882)	$(8,194)
Add: Stock-based employee compensation expense included in net income (loss)	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(309)	—	(809)	—

Pro forma	$11,483	$(888)	$(2,691)	$(8,194)

Basic earnings (loss) per share:
As reported	$0.45	$(0.03)	$(0.07)	$(0.31)

Pro forma	$0.44	$(0.03)	$(0.10)	$(0.31)

Diluted earnings (loss) per share:
As reported	$0.40	$(0.03)	$(0.07)	$(0.31)

Pro forma	$0.39	$(0.03)	$(0.10)	$(0.31)

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to recognize the compensation cost relating to employee share-based payment transactions in the financial statements based on their fair values. This Statement was to be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC deferred the effective date of SFAS No. 123(R). SFAS No. 123(R) will be effective for the Company beginning January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
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
     The Company intends to adopt SFAS No. 123(R) using the modified prospective method. The Company is unable to determine the future impact of the adoption of SFAS No. 123(R) on its results of operations because the amount and terms of future share-based payments are not known at this time. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 described above as pro forma net income (loss) and earnings (loss) per share.
9. LINE OF CREDIT
     The Company entered into a revolving credit agreement in April 2004, which was subsequently amended in June 2004 to add additional over-advance borrowing capability, and amended again in August and November 2004 and February, May, August and November 2005 to adjust the financial covenants to account for the Company’s actual and projected financial results. Under the agreement, as amended, the available funding is limited by a borrowing base, which is comprised of a percentage of eligible accounts receivable and inventory, as defined, up to a maximum of $10,000,000, terminating on April 30, 2009. The credit agreement requires the Company to maintain a lock-box arrangement whereby amounts received into the lock-box are applied to reduce the revolving credit facility outstanding and contains certain subjective acceleration clauses in the event of a material adverse event, as defined. Borrowings under the credit agreement are classified as current liabilities in the Company’s condensed consolidated balance sheets in accordance with the provisions set forth in Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

     The revolving line bears interest monthly at the higher of prime plus 2.5%, or 4.0%, plus certain additional fees and charges. As of September 30, 2005, the effective rate under the facility was 9.1%. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum available cash balances, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of September 30, 2005 and December 31, 2004, the outstanding balance on the revolving credit facility was approximately $3,943,000 and $2,619,000, respectively. As of September 30, 2005, the total available credit (including amounts currently outstanding) under the revolving credit agreement was approximately $5,554,000.
10. CONVERTIBLE NOTES
     On February 28, 2005, the Company closed a private placement transaction with MHR Capital Partners LP and two of its affiliates (collectively, the “Holders”). For an aggregate purchase price of $15,000,000, the Holders received $15,000,000 par value in secured convertible notes (the “Notes”) and 1,785,714 shares of the Company’s common stock.
     The 1,785,714 shares of the Company’s common stock were transferred to the Holders by certain principal stockholders of the Company. The transferring stockholders did not receive any proceeds from this transaction, and the Company did not issue any additional shares of common stock in connection with the transfer to the Holders. In combination with their prior holdings, this transaction resulted in the Holders owning more than 10% of the Company’s common stock.
     The Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%, payable monthly. The Notes are secured by substantially all the Company’s assets, but are subordinated to the line of credit (see Note 9). The Notes may be subordinated to future indebtedness not to exceed $20,000,000 unless the Company achieves certain performance criteria as specified in the Notes, in which case the amount of senior debt may not exceed $25,000,000. The terms of the Notes allow the Holders, at their discretion, to convert all or part of the Notes into shares of the Company’s common stock at a conversion price of $6.56 per share, subject to adjustment for anti-dilution, which is limited and capped, as described in the Notes. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by the Company.
     The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction, as defined. If a Note is redeemed at the option of the Company other than upon a change of control transaction, the Holders may receive, at their discretion, either (i) the principal amount plus any accrued and unpaid interest of the Notes being redeemed (the “Par Redemption Price”), plus a warrant exercisable for such number of shares of the Company’s common stock the Holders would have received had the Notes being redeemed been converted immediately prior to such redemption, which warrant shall have an exercise price equal to the conversion price of the Notes in effect immediately prior to issuance of the warrant, and shall expire on February 28, 2012 (a “Redemption Warrant”), or (ii) 110% of the outstanding principal amount of the Notes being redeemed plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price, or if the Company does not act, the Holders may choose to either receive the Premium Redemption Price or require that the surviving entity assume the obligations of the Notes. Through September 30, 2005, no events have occurred that would trigger adjustments for anti-dilution.
     On February 28, 2010, and from time to time thereafter, the Company is required to redeem a portion of the Notes as more fully described in the Notes at the Par Redemption Price. In addition, upon a redemption by the Company of the Millstream Warrants (as defined in Note 11) which results in the exercise of at least three quarters of the Millstream Warrants outstanding as of the closing date for cash, the Holders shall have the right to require the Company to repurchase from them shares of common stock equal to such number of shares of common stock that would be receivable upon conversion of up to an aggregate of $5,000,000 in principal amount of the Notes, at the greater of the market price per share of the common stock at such time or $8.50 per share, provided, that in no event shall the aggregate payment for all of such shares exceed 25% of the cash proceeds of the Millstream Warrants exercised pursuant to the warrant redemption. Also, for 30 days following a redemption in which the Holders receive Redemption Warrants, (i) the Holders shall have a right (the “Tax Put Right”) by written notice to the Company to require the Company to purchase an amount of shares of common stock from the Holders, at the market price per share at such time, that is equal to an amount of up to $5,000,000 in the aggregate for all such redemptions for all Holders of all Notes and (ii) if the amount received by the Holders after exercising its rights up to the maximum aggregate amount pursuant to clause (i) is, when combined with the cash consideration received by the Holders upon redemption of the Notes, still insufficient to pay the income taxes relating to the redemption, the receipt of the Redemption Warrants and the exercise of the Tax Put Right, then, upon receipt of written notice from the Holders of such insufficiency, the Company shall use commercially reasonable efforts to file a registration statement for all Holders of Notes (regardless of the number of redemptions) as soon as reasonably practicable after such redemption but in any event within thirty (30) days after such redemption and cause such registration statement to be declared effective as soon as practicable after such filing but in any event within sixty (60) days after such filing, failing which the Holders of all Notes shall have an additional Tax Put Right in the amount of up to $2,500,000 in the aggregate for all such redemptions. Through September 30, 2005, no events have occurred that would trigger any of these rights.
     The Company expects that in February 2010, approximately $4,700,000 of the principal amount of the Notes will be repaid (redeemed). Pursuant to the terms of the Notes, upon such partial redemption, the conversion price of the remaining outstanding Notes in effect immediately prior to the redemption will be reduced such that the remaining Notes will be convertible into the number of shares equal to the number of shares that the Holders would have been entitled to receive had they converted the Notes immediately prior to such redemption.

     In order to properly record the portions of the $15,000,000 proceeds attributable to debt and equity, the Company hired an independent valuation specialist to perform separate valuations of the debt and equity received by the Holders. The relative amount attributed to the Notes and the 1,785,714 shares of the Company’s common stock was calculated based upon their proportionate fair values allocated to the total proceeds of $15,000,000. The amount allocated to the shares of common stock was recorded as a discount on the Notes. An additional debt discount was calculated for the beneficial conversion feature of the Notes by multiplying the total number of shares issuable upon conversion by the difference between the fair value per share and the effective conversion rate. The discount on the Notes is being amortized to interest expense over the life of the Notes based on the effective interest method.
11. STOCKHOLDERS’ EQUITY
     On August 28, 2003, Millstream sold 4,025,000 units (“Units”) in the Offering, which included 525,000 Units subject to the underwriters’ over-allotment option. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Millstream Warrants”). Each Millstream Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. Through September 30, 2005, 24,800 of the Millstream Warrants have been exercised and 8,025,200 remained outstanding. The Millstream Warrants, which expire on August 25, 2007, are redeemable by the Company at a price of $0.01 per Millstream Warrant upon 30 days notice, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, Millstream issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.00 per share, but otherwise have the same terms and conditions as the Millstream Warrants. Separate trading of the Common Stock and the Millstream Warrants underlying the Company’s Units commenced on September 9, 2003.
     On March 9, 2004, Millstream granted warrants, which expire on August 31, 2011, to purchase an aggregate of 45,000 shares of the Company’s common stock at an exercise price of $8.50 per share to three consultants who assisted in the due diligence investigation of NationsHealth Holdings and other aspects of the merger. The consultants were all employed by companies affiliated with directors of Millstream.
12. EARNINGS (LOSS) PER SHARE
     As discussed in Note 2, the historical results prior to September 1, 2004 reflected in these unaudited condensed consolidated financial statements are those of NationsHealth Holdings LLC, for which there was no common stock outstanding. To provide comparability of all periods presented for earnings (loss) per share amounts, the total shares outstanding immediately after consummation of the merger were deemed to be outstanding from the beginning of the earliest period presented. Since the conversion of the Notes and exercise of the warrants, stock options and underwriters’ option would have had an antidilutive effect, they were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2005, and the three and nine month periods ended September 30, 2004.

     The following table sets forth the computations of basic and diluted earnings per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands, except for per share information)
Numerator:
Numerator for basic earnings (loss) per share – Net income (loss)	$11,792	$(888)	$(1,882)	$(8,194)
Add: Interest expense on convertible notes	305	—	—	—

Numerator for diluted earnings (loss) per share	$12,097	$(888)	$(1,882)	$(8,194)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares outstanding	26,283	26,150	26,211	26,150
Effect of dilutive securities:
Convertible notes	2,286	—	—	—
Warrants	1,523	—	—	—
Employee stock options	13	—	—	—

Denominator for diluted earnings (loss) per share	30,105	26,150	26,211	26,150

Basic earnings (loss) per share	$0.45	$(0.03)	$(0.07)	$(0.31)

Diluted earnings (loss) per share	$0.40	$(0.03)	$(0.07)	$(0.31)

13. SUBSEQUENT EVENT
     In October 2005, Mr. Robert Gregg ceased serving as the Company’s Chief Operating Officer but continues to serve the Company in other capacities. Under the terms of Mr. Gregg’s employment agreement, upon the termination of the agreement by the Company for other than cause (as defined in the agreement), or by Mr. Gregg for good reason (as defined in the agreement), he may elect to have the Company repurchase from him a number of shares of its common stock valued at up to $3,000,000 based on market prices at the time of the election. In lieu of cash payment, the Company may elect to cause these shares of common stock to be sold to third parties pursuant to a registration statement filed by the Company under the Securities Act of 1933, as amended, or pursuant to an exemption from the registration requirements of such Act, with the proceeds of such sale to be remitted to Mr. Gregg. In the event such a sale results in proceeds that are less than the amount Mr. Gregg is to receive related to his right to sell, then the Company would be required to pay Mr. Gregg the difference between such required amount and the proceeds of the sale.

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
The forward-looking statements include statements about our:
•	Expected future operations, revenue, gross margins and expenses;

•	Credit facilities and projected cash needs;

•	Sales opportunities, strategic relationships and marketing plans;

•	Estimates of potential markets for our products and services, including the anticipated drivers for future growth;

•	Plans to provide services to CIGNA in offering its Medicare Part D program;

•	Assessment of the impact of future accounting pronouncements, including SFAS 123(R); and

•	Ability to comply with all applicable regulations and compliance-related matters including, but not limited to, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Sarbanes-Oxley Act of 2002.
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
     The following factors, among others, create risks and uncertainties that could affect our future performance:
•	Our inability to successfully offer, with CIGNA, their Medicare Part D prescription drug program;

•	Our inability to comply with the terms of our agreement with CIGNA and maintain exclusivity as CIGNA’s sole provider of marketing, member enrollment and service, distribution, billing and collections;

•	Declining reimbursement levels for, or increases in the costs of, products dispensed;

•	Our history of operating losses and our expectation that we will incur significant additional operating losses;

•	An inability to raise the capital that we will need to sustain our operations;

•	Our ability to attract new customers and retain existing customers;

•	Identification of, and competition for, growth and expansion opportunities;

•	Compliance with, or changes in, government regulation and legislation, or interpretations thereof, including, but not limited to, the Sarbanes-Oxley Act of 2002, new business registrations, individual non-resident licensing requirements, third party administrator regulations, pharmacy licensing requirements and healthcare reform legislation, including HIPAA;

•	An inability to establish and maintain successful collaborative relationships could adversely affect our ability to generate revenue;

•	Adverse developments in any investigation related to the pharmaceutical industry;

•	Competition and technological change that may make our products and technologies less attractive or obsolete;

•	An inability to obtain and maintain intellectual property protection for our technologies;

•	Adverse resolution of future lawsuits or investigations;

•	Significant fluctuations in our revenue and operating results, which have occurred in the past and which we expect to continue in the future;

•	Any loss or inability to hire and retain qualified personnel;

•	Our exposure to product liability in excess of our insurance coverage;

•	Any failure to maintain an effective system of internal controls in the future could adversely affect our ability to accurately report financial results or prevent fraud;

•	Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses;

•	Our common stock may continue to have a volatile public trading price and low trading volume;

•	Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult; and

•	Disaster recovery efforts in the event of a natural disaster may be ineffective or inadequate and result in substantial financial losses.
     As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in the section titled “Risk Factors” in our Post Effective Amendment No. 1 on Form S-3 to Form S-1 Registration Statement, filed with the SEC on September 27, 2005.
Business
     At NationsHealth, we strive to improve the delivery of healthcare, with a focus on providing services and supplies to the approximately 40 million Medicare beneficiaries in the United States. To this end, we provide medical products and prescription related services to Medicare and managed care beneficiaries. Through our strategic alliance with CIGNA, we will offer CIGNA’s Medicare Part D prescription drug plans to Medicare beneficiaries throughout the United States beginning November 15, 2005. Prior to October 1, 2005, we provided free discount prescription cards, which are accepted at over 50,000 pharmacies nationwide, to over 3.1 million cardholders.

Although we no longer market prescription discount cards, we continue to service the existing cardholders. We also provide home delivery of diabetes and ostomy medical products to approximately 108,000 patients and diabetes supplies for over 10,000 Medicare beneficiaries at over 1,100 Kmart pharmacies. Additionally, in August 2005, we entered into a joint venture with US Bioservices Corporation, a subsidiary of AmerisourceBergen Corporation, to develop, own and operate a specialty and oncology pharmacy business, which is planned to begin operations in the first quarter of 2006.
CIGNA Agreement and Medicare Part D
     We entered into an agreement with CIGNA effective May 5, 2005 to provide service to CIGNA in offering its Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement combines CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and our experience with regard to Medicare and expertise in enrolling individual Medicare eligible patients. CIGNA’s responsibilities include insurance licensing, product and formulary development and pricing, claims processing and claims reporting to the Centers for Medicare and Medicaid Services (“CMS”). Our responsibilities include marketing, member enrollment and service, distribution, billing and collections.
     Our services to CIGNA in offering Part D began contributing to our revenue in the third quarter of 2005. Although we can give no assurance in this regard, we anticipate this revenue, for services provided under our agreement with CIGNA, will increase in the fourth quarter of 2005 with significant revenues from Part D beginning in 2006. Medicare beneficiaries will begin enrolling in pharmacy plans on November 15, 2005, and the plans’ benefits will take effect on January 1, 2006. During October and November 2005, significant relationships with retail pharmacies, including Kmart, Giant, Publix and Duane Reade, were entered into thereby establishing co-branding opportunities to enroll Medicare beneficiaries.
Sale of Respiratory Division
     On September 2, 2005, we sold our respiratory division (including its respiratory-related inventory) to Lincare Inc. and Med 4 Home Inc. (the “Buyers”) for $16.0 million, of which $14.4 million was received at closing. Two additional payments of $800,000 each are due on March 2, 2006 and September 2, 2006. We retained all existing accounts receivable with respect to the respiratory division. We intend to use the proceeds from the sale of the respiratory division to finance the development of our strategic alliance with CIGNA to provide Medicare Part D prescription drug coverage.
Medical Product Sales
     We operate a licensed pharmacy in the State of Florida, with the ability to dispense physician-prescribed medications and distribute medical equipment and supplies nationally. As of September 30, 2005, we had more than 118,000 patients (shipped and not cancelled) for our supplies, including 10,000 patients participating in our retail program. Revenue from medical product sales in the areas of diabetes, respiratory ailments and ostomy comprised approximately 89% of our revenue in the first nine months of 2005 and approximately 96% of our revenue in the comparable period of 2004.
     The federal Medicare program provides reimbursement to its beneficiaries for a number of products under Medicare’s Part B coverage. Products covered under Part B include, among other items, respiratory medications, supplies used to treat diabetes, respiratory ailments and ostomy, as well as certain specialty pharmaceuticals. Medicare pays us for 80% of the Medicare allowable fees for these Part B products after the beneficiary has satisfied his or her annual deductible amount, and we bill the remaining balance to either third party payors, such as a patient’s supplemental insurance carrier, or, where permitted, directly to the patient. We accept assignments of Medicare benefits, ship supplies and medications to patients, bill and receive payments from Medicare and certain private insurers on behalf of patients (and bill patients or their supplemental insurers for any co-payment and/or deductible).
Retail Program
     Medicare beneficiaries often purchase certain of the products we offer at retail stores, some of which do not accept assignment of benefit forms from their patients. If a retailer does not accept assignment of benefit forms, the patient must pay up-front for the supplies and then seek reimbursement on their own from Medicare and other third party payors, if applicable. Recognizing an opportunity to expand our patient base and improve accessibility of diabetes supplies we launched our retail initiative. Under our retail initiative, Medicare beneficiaries have the convenience of picking up diabetes supplies from us at a retail pharmacy location, just as they would their medications. They do not, however, incur any upfront expense for their diabetes supplies, and we seek reimbursement from Medicare and other third party payors, subject to any patient co-payment and/or deductible. We have combined our expertise in Medicare billing and regulatory compliance with the accessibility of nationwide pharmacies to create an additional convenient, consumer friendly mechanism for Medicare beneficiaries to receive their diabetes supplies at retail locations. We entered into the first distribution agreement under our retail initiative with Kmart in April 2004, with a nationwide rollout in May 2004. As a result of this retail initiative we have added approximately 10,000 patients through September 30, 2005 at over 1,100 Kmart pharmacies.
Specialty and Oncology Pharmacy Business
     On August 3, 2005, we entered into a joint venture with US Bioservices Corporation (“US Bio”), pursuant to the limited liability company operating agreement (the “Operating Agreement”) of NationsHealth Specialty Rx, LLC, a Delaware limited liability company (“NationsHealth Rx”). We and US Bio are the sole members of NationsHealth Rx. Pursuant to the Operating Agreement, NationsHealth Rx will develop, own and operate a specialty and oncology pharmacy business which will, among other things, dispense specialty biologics directly to patients, their physicians, and possibly via retail alliance programs that may be established with retail pharmacy chains and provide patients and physicians with the mail order dispensing of specialty pharmacy and oncology products and other value-added clinical support and patient education services related to specialty pharmacy and oncology.
     On August 18, 2005, we contributed $1.53 million for a 51% interest in NationsHealth Rx and simultaneously issued 273,897 shares of our common stock to US Bio for a total of $1.5 million, or approximately $5.48 per share. We currently account for our investment in NationsHealth Rx under the equity method. Through September 30, 2005, NationsHealth Rx had no significant operations.
Prescription Discount Drug Card Services
     Prior to October 1, 2005, we provided discount prescription cards, which are accepted at over 50,000 pharmacies nationwide, to more than 3.1 million cardholders. Although we no longer market prescription discount cards as of October 1, 2005, we continue to service the existing cardholders. The discontinuation of prescription discount card marketing is likely to negatively impact prescription card revenue beginning in the fourth quarter of 2005. We provided discount prescription drug card services under two programs. Our original non-Medicare related program was open to all individuals and our Medicare-approved program was open only to qualified Medicare beneficiaries. For each time a cardholder saves money using either of these cards, the pharmacy pays a fee to the company that adjudicates the claim and we receive a portion of that fee. We also earn manufacturer rebates when cardholders purchase certain drugs using the card.
NationsHealth Discount Prescription Drug Card
     Mass marketing of the free NationsHealth Discount Prescription Card Program was launched in June of 2002 and continued through September 30, 2005. We have relied primarily upon television advertising to generate enrollees and have enrolled approximately 2.9 million individual cardholders. With our card, cardholders can save, on average, approximately 25% on prescriptions at their local pharmacies. We provided individual enrollment of new cardholders, discount prescription card fulfillment, prescription discount administration, and patient management services to users of the NationsHealth Discount Prescription Card. We outsourced the prescription discount administration and certain patient management functions to a third party. Revenue from the NationsHealth Discount Prescription Card program comprised approximately 10% of our total revenue for the nine months ended September 30, 2005, and approximately 4% of our revenue in the comparable period of 2004.
Medicare-Approved Prescription Drug Card
     In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, became law. The MMA provided for the establishment of a Medicare prescription drug benefit (Part D) beginning in January 2006. As an interim step, the MMA established a program for the approval of private discount prescription card plans in which Medicare beneficiaries may enroll to obtain outpatient prescription drugs at discounted prices. This benefit is voluntary and available to certain Medicare beneficiaries who do not have an existing outpatient prescription drug benefit. This program is scheduled to last through May 2006. The Medicare enrollment period for all Medicare-approved prescription drug discount cards began in May 2004, and benefits to patients began in June 2004. Cardholders use the Medicare-approved cards at their local retail pharmacies or by mail order to obtain discounts on their prescription medical needs.
     During 2004, through our agreement with WellPoint Pharmacy Management (“WellPoint”), we began offering Medicare-eligible patients the opportunity to participate in WellPoint’s Medicare-approved prescription drug card program, called “PrecisionDiscounts.” Through this program, we earn service fees and the right to payments of other amounts depending upon the services and products provided. Our contract with WellPoint expires in May 2006. As of September 30, 2005, we had approximately 270,000 individuals enrolled in the PrecisionDiscounts program. The revenue from the PrecisionDiscounts program has comprised less than 1% of our total revenue.
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
     We also offer a proactive compliance program to assist patients with their treatment regimens. We contact our durable medical equipment, or DME, patients prior to the estimated date their present diabetes or ostomy supplies will be exhausted, typically monthly or quarterly. We take this opportunity to extend the services we provide by making inquiries designed to monitor the patient’s testing and medical supply usage patterns against the physician prescribed regimen. Depending upon the results of the comparison, the patient may be advised of the benefits of adjusting his or her testing or medical supply use to be in accordance with the physician’s orders. If the present use pattern exceeds the physician’s orders, so that the patient is in danger of running out of supplies, we may recommend that the patient notify their physician of the increased use to determine whether an increased quantity of supplies can be made available to the patient. Alternatively, with appropriate authorization, we may contact the patient’s physician on his or her behalf.
     Our proprietary and scalable information technology platform supports the large scale enrollment and servicing of individual cardholders and patients on a cost-effective basis. Our core competencies and expertise developed by servicing Medicare-eligible diabetic and ostomy patients include:
•	Direct-to-consumer marketing

•	Enrollment and service of individual patients

•	Fulfillment, reorder and electronic medical records management

•	Inventory management and distribution systems

•	Contracting with manufacturers

•	Regulatory and Medicare compliance, audit and claims settlement

•	Medicare and private insurer billing and accounts receivable management
Background
     We were formed through the merger of NationsHealth Holdings LLC, a privately-held company based in Sunrise, Florida, and Millstream Acquisition Corporation. Millstream was formed on April 11, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination. On August 28, 2003, Millstream’s initial public offering was consummated. Of the approximately $21.4 million in net proceeds from the offering, $20.7 million was placed in trust to be used for a potential business combination and the remaining proceeds were available for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
     On March 9, 2004, Millstream entered into a definitive merger agreement with NationsHealth Holdings. On August 30, 2004, the shareholders of Millstream voted to approve the merger agreement. Upon consummation of the merger on August 31, 2004, NationsHealth Holdings merged with and into Millstream and Millstream changed its name to NationsHealth, Inc. The membership interests in NationsHealth Holdings were converted into a total of 21,375,000 shares of Millstream’s common stock, or approximately 81.7%, of the subsequently outstanding common stock of the combined company. Immediately prior to the merger, the amount held in trust by Millstream for purposes of completing a business combination was $20.9 million. After payments totaling $3.2 million for professional fees and other costs related to the merger and $3.0 million to NationsHealth Holdings members, the net proceeds amounted to $14.7 million. From these net proceeds, we used $2.9 million to repay debt and placed $2.0 million into an escrow account to satisfy any damages under an indemnification agreement to existing stockholders of Millstream prior to the consummation of the merger. Approximately $9.8 million remained available to the combined company for working capital purposes. The $2.0 million placed in escrow was released to the Company on August 31, 2005.
Merger Accounting Treatment
     The merger was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, NationsHealth Holdings was treated as the acquiring company for financial reporting purposes. In accordance with applicable guidance, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of NationsHealth Holdings issuing stock for the net monetary assets of Millstream, accompanied by a recapitalization. The net monetary assets of Millstream were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The financial position, operations and cash flows reflected in this document as of the dates and for the periods prior to the merger are those of NationsHealth Holdings. The accumulated deficit of NationsHealth Holdings was carried forward to the combined company.
Critical Accounting Policies
     In our Form 10-KSB/A for the year ended December 31, 2004, our critical accounting policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, costs related to billings in process, inventory, internal software development costs, patient acquisition and related costs and the effects of new accounting pronouncements. We reviewed our policies and determined that there have been no significant changes to our critical accounting policies for the period ended September 30, 2005.
Recent Developments
Medicare Modernization Act
     On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, known as the MMA, became law. The MMA contained provisions affecting the coverage and reimbursement for products we provide. The MMA revised Medicare reimbursement rates for certain items of durable medical equipment, including diabetes testing supplies and respiratory drugs. As a result of the MMA, Medicare reimbursement amounts for 2004 for diabetic supplies consisting of testing strips and lancets were frozen at the rates in effect for the 2003 calendar year. Effective January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. Under this provision, reimbursement was reduced by approximately 4.1% for diabetic test strips and 5.4% for lancets. Also due to the MMA, effective January 1, 2004, reimbursement for respiratory drugs was reduced from 95% of the average wholesale price (“AWP”) to 80% of the AWP. Effective January 1, 2005, the reimbursement amounts were reduced for inhalation drugs to 106% of the average sales price by manufacturers (“ASP”), a new benchmark that was determined by sales data submitted by drug manufacturers. Under this rule, reimbursements for albuterol and ipratropium, two of the most common inhalation drugs, decreased by approximately 82% and 90%, respectively. The effect of the decreased reimbursement rates on revenue was partially offset by an increase in the dispensing fee Medicare pays to suppliers for dispensing inhalation drugs. The dispensing fee was increased from approximately $7.00, on average, to $57.00, effective January 1, 2005. In combination, the above changes had a significant negative impact on our respiratory supplies revenue for the three and nine-month periods ended September 30, 2005. As a result of the sale of our respiratory division in September 2005, we will no longer be recognizing revenue from the sale of respiratory supplies.
     The MMA also established Part D, a voluntary prescription drug benefit under the Medicare program. Beginning in 2006, coverage for certain prescription drugs will be available through both prescription drug plans and Medicare Advantage, previously called Medicare+Choice, prescription plans. This new benefit will include coverage for many prescription drugs. As discussed elsewhere in this document, we entered into an agreement with CIGNA to provide service to CIGNA in offering its Medicare Part D prescription drug plans to Medicare beneficiaries. Medicare beneficiaries will begin enrolling in pharmacy plans November 15, 2005 and the plans’ benefits will take effect January 1, 2006.
     Beginning in 2007, the MMA requires CMS to begin reimbursing for durable medical equipment, including diabetes testing supplies, furnished in certain geographic areas pursuant to a competitive acquisition program. The competitive acquisition program will base reimbursement rates on bids submitted by suppliers. Only certain suppliers will be reimbursed for items furnished to program beneficiaries. We currently cannot predict the impact, if any, of this requirement on our future operations.

Results of Operations
     The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenue for the three and nine-month periods ended September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
Revenue:
Net product sales	$18,167	85.4%	$19,383	96.5%	$55,299	88.6%	$50,078	96.4%
Prescription card revenue	2,316	10.9	704	3.5	6,327	10.1	1,893	3.6
Service revenue	780	3.7	—	0.0	780	1.2	—	0.0

	21,263	100.0	20,087	100.0	62,406	100.0	51,971	100.0
Cost of product sales	8,037	37.8	6,283	31.3	23,448	37.6	16,291	31.3
Cost of services	1,311	6.2	—	0.0	1,311	2.1	—	0.0

Gross Profit	11,915	56.0	13,804	68.7	37,647	60.3	35,680	68.7
Operating Expenses:
Patient acquisition and related costs	3,256	15.3	4,245	21.1	17,976	28.8	16,626	32.0
Patient service and fulfillment	3,593	16.9	3,148	15.7	11,418	18.3	9,558	18.4
General and administrative	5,576	26.2	3,237	16.1	15,193	24.3	7,518	14.5
Provision for doubtful accounts	2,330	11.0	3,533	17.6	7,575	12.1	9,128	17.6
Depreciation and amortization	224	1.1	139	0.7	653	1.0	334	0.6
Gain on sale of respiratory division	(15,508)	(72.9)	—	0.0	(15,508)	(24.9)	—	0.0

	(529)	(2.5)	14,302	71.2	37,307	59.8	43,164	83.1

Income (Loss) from Operations	12,444	58.5	(498)	(2.5)	340	0.5	(7,484)	(14.4)

Other expense, net	(652)	(3.1)	(390)	(1.9)	(2,222)	(3.5)	(710)	(1.4)

Net Income (Loss)	$11,792	55.6%	$(888)	(4.4%)	$(1,882)	(3.0%)	$(8,194)	(15.8%)

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Revenue. Revenue increased $1.2 million, or 6%, to $21.3 million for the three months ended September 30, 2005, from $20.1 million for the same period in 2004. This increase was the result of higher prescription card revenue and initial service fees for services to CIGNA for the launch of their Medicare Part D prescription drug plans partially offset by lower product sales revenue.
     Sales of diabetic, respiratory and ostomy supplies decreased to $18.2 million for the three months ended September 30, 2005, from $19.4 million for the same period in 2004. This decline of $1.2 million, or 6%, was primarily due to the new lower Medicare reimbursement rates, which were effective as of January 1, 2005, for certain respiratory supplies and the termination of shipments of respiratory supplies on September 2, 2005, as a result of the sale of our respiratory division. The decline in revenue from sales of respiratory was partially offset by higher sales of diabetes supplies. The number of patients for our diabetes supplies increased to 118,000 as of September 30, 2005, compared to 71,000 as of September 30, 2004. The sale of our respiratory division will result in lower revenue from sales of medical supplies in future periods.

     Prescription card revenue increased by approximately $1.6 million, or 229%, to $2.3 million for the three months ended September 30, 2005, from $0.7 million for the same period in 2004. The increase in prescription card revenue is from growth in the number of cardholders as well as higher per transaction fees. Our cardholder base increased to more than 3.1 million as of September 30, 2005, from approximately 2.0 million as of September 30, 2004. To a lesser extent, the recognition of manufacturers’ rebates also contributed to the increase in prescription card revenue. Pursuant to our agreement with CIGNA, we discontinued marketing prescription discount cards effective October 1, 2005 to individuals who are eligible for benefits under Medicare Part D. This is expected to negatively impact our revenue from prescription card fees beginning in the fourth quarter of 2005.
     During the third quarter of 2005, we began recognizing service fees for services provided in connection with our agreement with CIGNA to offer Medicare Part D prescription drug plans. These service fees totaled $780,000 for the three months ended September 30, 2005. If successfully implemented, our service revenue from Medicare Part D prescription drug plans should contribute more significantly to revenue in 2006.
     Cost of Sales. Cost of sales increased approximately $1.7 million, or 28%, to $8.0 million for the three months ended September 30, 2005, from $6.3 million for the same period in 2004. The increase related directly to the growth in the shipment of medical supplies, partially offset by lower unit costs on certain of our supplies.
     Cost of Services. Cost of services, which relate to the revenue we earn for services provided in connection with our agreement with CIGNA to offer Medicare Part D prescription drug plans, amounted to $1.3 million for the three months ended September 30, 2005.
     As a percentage of total revenue, overall gross margins were 56.0% for the three months ended September 30, 2005, compared to 68.7% for the same period in 2004. This decrease in gross margins was primarily the result of the reduction in respiratory reimbursement rates. Additionally, since premiums for Part D prescription drug plans do not take effect until January 1, 2006, our costs of services exceeded our service revenue for our Part D services in connection with CIGNA’s prescription drug plans. These factors were partially offset by lower unit costs on certain of our supplies and higher prescription card revenue, which has no associated direct cost of sales. Prescription card revenue represented 10.9% of total revenue for the three months ended September 30, 2005, compared to 3.5% for the same period in 2004. We expect our gross margins to continue to be negatively impacted through the remainder of 2005 as we roll out our Medicare Part D services in connection with CIGNA’s prescription drug plans.
     Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $0.9 million, or 23%, to $3.3 million for the three months ended September 30, 2005, from $4.2 million for the same period in 2004. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and prescription card fulfillment services. The decrease in patient acquisition and related costs reflects our reduced spending in the period leading up to the Medicare Part D enrollment, which begins November 15, 2005. Call center services decreased by approximately $0.4 million, to $0.6 million in the three months ended September 30, 2005, from $1.0 million for the same period in 2004. Prescription card fulfillment services were decreased by approximately $0.3 million, to $0.4 million in the three months ended September 30, 2005, from $0.7 million for the same period in 2004. Advertising, marketing and creative costs decreased by approximately $0.1 million, to $1.7 million in the three months ended September 30, 2005, from $1.8 million for the same period in 2004. As a percentage of total revenue, patient acquisition and related costs decreased to 15.3% in the three months ended September 30, 2005, compared to 21.1% for the same period in 2004. Since advertising for Medicare Part D is to be included in cost of services, we expect that our plan to provide services to CIGNA in implementing its Part D program will likely continue to be reflected in lower patient acquisition costs as a percentage of total revenue.
     Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses increased approximately $0.5 million, or 14%, to $3.6 million for the three months ended September 30, 2005, from $3.1 million for the same period in 2004. The increase in patient service and fulfillment expenses, which consist primarily of costs to service existing patients, was due to higher payroll related costs for increased headcount to meet the growth in our medical supplies and prescription card business. As a percentage of total revenue, patient service and fulfillment expenses were 16.9% for the three months ended September 30, 2005, compared to 15.7% for the same period in 2004.
     General and Administrative Expenses. General and administrative expenses increased approximately $2.4 million, or 72%, to $5.6 million for the three months ended September 30, 2005, from $3.2 million for the same period in 2004. The increase in general and administrative expenses reflected higher corporate payroll and associated overhead and professional fees primarily related to the management of our overall expansion of operations and the pursuit of several strategic opportunities, including preparations for Medicare Part D coverage, as well as costs related to being a public company. As a percentage of total revenue, general and administrative expenses were 26.2% for the three months ended September 30, 2005, compared to 16.1% for the same period in 2004. We expect that general and administrative expenses will continue to be higher in relation to net revenue for the remainder of 2005 for various reasons, including the significant costs of launching our Medicare Part D services in advance of the January 1, 2006 effective date for benefits.
     Provision for Doubtful Accounts. The provision for doubtful accounts decreased approximately $1.2 million, or 34%, to $2.3 million for the three months ended September 30, 2005, from $3.5 million for the same period in 2004. As a percentage of total revenue, the provision declined to 11.0% for the three months ended September 30, 2005, compared to 17.6% for the same period in 2004. The provision for doubtful accounts was impacted by improved collections techniques and efforts. The improved collections results, as well as the increased revenue from prescription card fees and service revenue, were responsible for the decrease as a percentage of total revenue. Because of the preceding factors, we expect that the provision for doubtful accounts will continue at the current lower percentage of net revenue, however, no assurance can be given in this regard.
     Gain on Sale of Respiratory Division. On September 2, 2005, we sold our respiratory division (including its respiratory-related inventory) resulting in a gain of $15.5 million.
     Depreciation and Amortization. Depreciation and amortization increased approximately $85,000, or 61%, to $224,000 for the three months ended September 30, 2005, from $139,000 for the same period in 2004. As a percentage of total revenue, depreciation and amortization was 1.1% for the three months ended September 30, 2005, compared to 0.7% for the same period in 2004. The increase in depreciation and amortization was due to our investments in equipment and software to support our growth and entry into the Medicare Part D business.
     Other Expense. Other expense, which was almost entirely comprised of interest expense, increased approximately $262,000, or 67%, to $652,000 for the three months ended September 30, 2005, from $390,000 for the same period in 2004. The increase in interest expense was primarily due to interest and amortization of the discount on our convertible notes, issued during the first quarter of 2005. We expect interest expense will continue to be higher in future periods due to the convertible notes outstanding.
     Income Taxes. Since we expect a net loss for income tax purposes in 2005, there was no tax provision recorded for the three months ended September 30, 2005. Although the Company was treated as a partnership for income tax purposes prior to August 31, 2004, if we had been taxed as a corporation for the three months ended September 30, 2004, our tax provision would have been zero as we incurred a loss for that period as well. The potential tax benefit was fully reserved due to the likelihood that the Company would continue to experience losses for tax purposes.
     Net Income (Loss). We realized net income of $11.8 million for the three months ended September 30, 2005 compared to a loss of $0.9 million in the three months ended September 30, 2004 as a result of the factors discussed above.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Revenue. Total revenue increased approximately $10.4 million, or 20%, to $62.4 million for the nine months ended September 30, 2005, from $52.0 million for the same period in 2004. This increase was the result of higher supplies sales, prescription card revenue and initial service fees for services to CIGNA for the launch of their Medicare Part D prescription drug plans.
     Sales of diabetic, respiratory and ostomy supplies grew by $5.2 million, or 10%, to $55.3 million for the nine months ended September 30, 2005, from $50.1 million for the comparable period in 2004. This increase was a result of our efforts to expand our medical supplies patient base, including our retail program begun in May 2004. Our diabetes patient base increased to approximately 118,000 as of September 30, 2005, from approximately 71,000 patients as of September 30, 2004. New lower Medicare reimbursement rates, which were effective as of January 1, 2005, for certain respiratory supplies, as well as the sale of our respiratory division on September 2, 2005, served to partially offset the effect of the expanded customer base.
     Prescription card revenue increased by $4.4 million, or 234%, to $6.3 million for the three months ended September 30, 2005, from $1.9 million for the same period in 2004. The increase was attributable to growth in the number of cardholders as well as higher per transaction fees. Our cardholder base increased to over 3.1 million as of September 30, 2005, from approximately 2.0 million as of September 30, 2004. To a lesser extent, the recognition of manufacturers’ rebates also contributed to the increase in prescription card revenue.
     During the third quarter of 2005, we began recognizing service fees for services provided in connection with our agreement with CIGNA to offer Medicare Part D prescription drug plans. These service fees totaled $780,000 for the nine months ended September 30, 2005.
     Cost of Sales. Cost of sales increased approximately $7.1 million, or 44%, to $23.4 million for the nine months ended September 30, 2005, from $16.3 million for the same period in 2004. The increase related directly to the growth in sales of medical supplies to our growing customer base, partially offset by lower unit costs on certain of our supplies.
     Cost of Services. Cost of services, which relate to the revenue we earn for services provided in connection with our agreement with CIGNA to offer Medicare Part D prescription drug plans, amounted to $1.3 million for the nine months ended September 30, 2005.

     As a percentage of total revenue, overall gross margins were 60.3% for the nine months ended September 30, 2005, compared to 68.7% for the same period in 2004. This decrease in gross margins was primarily the result of the reduction in respiratory reimbursement rates. Additionally, since premiums for Part D prescription drug plans do not take effect until January 1, 2006, our costs of services exceeded our service revenue for our Part D services in connection with CIGNA’s prescription drug plans. These factors were partially offset by lower unit costs on certain of our supplies and higher prescription card revenue, which has no associated direct cost of sales. Prescription card revenue represented 10.1% of total revenue for the nine months ended September 30, 2005, compared to 3.6% for the same period in 2004.
     Patient Acquisition and Related Costs. Patient acquisition and related costs increased approximately $1.4 million, or 8%, to $18.0 million for the nine months ended September 30, 2005, from $16.6 million for the same period in 2004. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and prescription card fulfillment services. The increase in patient acquisition and related costs, which peaked in the first quarter of 2005, was primarily reflective of our increased spending on advertising aimed at expanding our patient and cardholder bases, partially offset by reduced spending in the third quarter of 2005 in preparation for Medicare Part D enrollment, which begins November 15, 2005. Advertising, marketing and creative costs increased by approximately $1.3 million, to $8.0 million in the nine months ended September 30, 2005, from $6.7 million for the same period in 2004. As a percentage of total revenue, patient acquisition and related costs decreased to 28.8% in the nine months ended September 30, 2005, compared to 32.0% for the same period in 2004. The decrease in the percentage was attributable to a higher proportion of our revenue from reorders, prescription card fees and service revenue, partially offset by the lower Medicare reimbursement rates for certain respiratory supplies.
     Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses increased approximately $1.8 million, or 19%, to $11.4 million for the nine months ended September 30, 2005, from $9.6 million for the same period in 2004. The increase in patient service and fulfillment expenses, which consist primarily of costs to service existing patients, was due to higher payroll related costs for increased headcount to meet the growth in our medical supplies and prescription card business. As a percentage of total revenue, patient service and fulfillment expenses were 18.3% for the nine months ended September 30, 2005, compared to 18.4% for the same period in 2004.
     General and Administrative Expenses. General and administrative expenses increased approximately $7.7 million, or 102%, to $15.2 million for the nine months ended September 30, 2005, from $7.5 million for the same period in 2004. The increase in general and administrative expenses reflected higher corporate payroll and associated overhead and professional fees primarily related to the management of our overall expansion of operations and the pursuit of several strategic opportunities, including preparations for Medicare Part D coverage, as well as costs related to being a public company. As a result of the foregoing, as a percentage of total revenue, general and administrative expenses increased to 24.3% for the nine months ended September 30, 2005, compared to 14.5% for the same period in 2004.
     Provision for Doubtful Accounts. The provision for doubtful accounts decreased approximately $1.5 million, or 17%, to $7.6 million for the nine months ended September 30, 2005, from $9.1 million for the same period in 2004. As a percentage of total revenue, the provision declined to 12.1% for the nine months ended September 30, 2005, compared to 17.6% for the same period in 2004. The provision for doubtful accounts was impacted by improved collections techniques and efforts. The improved collections results, as well as the increased revenue from prescription card fees and service revenue, were responsible for the decrease as a percentage of total revenue.
     Gain on Sale of Respiratory Division. On September 2, 2005, we sold our respiratory division (including its respiratory-related inventory) resulting in a gain of $15.5 million.
     Depreciation and Amortization. Depreciation and amortization increased approximately $319,000, or 96%, to $653,000 for the nine months ended September 30, 2005, from $334,000 for the same period in 2004. As a percentage of total revenue, depreciation and amortization was 1.0% for the nine months ended September 30, 2005, compared to 0.6% for the same period in 2004. The increase in depreciation and amortization was due to our investments in equipment and software to support our continued growth.
     Other Expense. Other expense, which was almost entirely comprised of interest expense, increased approximately $1.5 million, or 213%, to $2.2 million for the nine months ended September 30, 2005, from $0.7 million for the same period in 2004. The increase in interest expense was primarily due to interest and amortization of the discount on our convertible notes, issued during the first quarter of 2005.
     Income Taxes. Since we expect a net loss for income tax purposes in 2005, there was no tax provision recorded for the nine months ended September 30, 2005. Although the Company was treated as a partnership for income tax purposes prior to August 31, 2004, if we had been taxed as a corporation for the nine months ended September 30, 2004, our tax provision would have been zero as we incurred a loss for that period as well. The potential tax benefit was fully reserved due to the likelihood that the Company would continue to experience losses for tax purposes.
     Net Loss. We realized a net loss of $1.9 million for the nine months ended September 30, 2005 compared to a net loss of $8.2 million in the same period of 2004 as a result of the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
     Our discussion and analysis of our liquidity and capital resources may be affected by factors discussed in the section entitled “Recent Developments” and other trends that could adversely affect our sources of cash.
     In the nine months ended September 30, 2005 and 2004, we used approximately $17.9 million and $7.6 million, respectively, of net cash in operating activities. The increased net use of cash in operating activities was primarily due to our efforts to expand and grow our business, including the pursuit of strategic opportunities, such as Medicare Part D, and higher spending on patient acquisition as well as higher costs associated with being a publicly traded company. Additionally, the operating cash flows in the earlier months of each year are negatively impacted due to the requirement to satisfy Medicare annual deductibles.
     In the nine months ended September 30, 2005, investing activities provided net cash of approximately $13.5 million primarily from the sale of our respiratory division and the release of $2.0 million from escrow, offset by investments in a joint venture and the acquisition of property and equipment to support the growth of our business. In the nine months ended September 30, 2004, investing activities used net cash of approximately $3.3 million primarily due to $2.0 million being placed in escrow and the acquisition of property and equipment to support the growth of our business.

     In the nine months ended September 30, 2005 and 2004, we obtained approximately $16.7 million and $14.9 million, respectively, of net cash from financing activities. The net cash provided by financing activities in the first nine months of 2005, was primarily due to the issuance of $15.0 million face amount of 7.75% of convertible notes. The net cash provided by financing activities in the first nine months of 2004 was primarily related to the net proceeds from the reverse merger and the net borrowings under our line of credit.
     Since our inception we have experienced temporary cash flow shortages due to our aggressive patient acquisition strategy and related marketing costs. We have incurred net losses of approximately $1.9 million, $26.4 million, $3.8 million and $1.9 million for the nine months ended September 30, 2005 and the years ended December 31, 2004, 2003 and 2002, respectively. As reflected in the condensed consolidated balance sheet contained herein, we had cash and cash equivalents of approximately $15.1 million as of September 30, 2005.
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
     We have a secured revolving credit facility with CapitalSource Finance LLC in the principal amount of up to $10.0 million pursuant to an agreement dated April 30, 2004, which was subsequently amended in June 2004 to add additional over-advance borrowing capability, and amended again in August and November 2004 and February, May, August and November 2005 to adjust the financial covenants to account for our actual and projected financial results. The revolving borrowing availability of up to $10.0 million under the credit facility is subject to a borrowing base formula based upon our eligible receivables and inventory. Additional potential borrowings of up to $5.0 million became available under an overadvance facility commencing March 1, 2005, subject to a borrowing base formula relating to our EBITDA (as defined in the agreement). The credit facility is subject to ongoing collateral management and unused borrowing fees. Interest on outstanding borrowings under the revolving credit facility is payable monthly at the greater of 4% or Citibank N.A.’s base prime rate plus 2.5%, and interest on outstanding borrowings under the overadvance facility is payable monthly at the greater of 8.5% or Citibank N.A.’s base prime rate plus 4.5%. As of September 30, 2005, the effective rate under the facility was 9.1%. The credit facility, which expires April 30, 2009, is secured by substantially all of our assets. As of September 30, 2005, the outstanding balance on the revolving credit facility was approximately $3.9 million and there was an additional $6.1 million available thereunder, of which $1.6 million was available in immediate borrowing capacity. The facility requires that we maintain certain financial covenants. From time to time we may be in noncompliance with certain financial covenants contained in the credit facility. After giving effect to the November 2005 amendment to the credit agreement, as of September 30, 2005, we were in compliance with all the financial covenants. Our ability to comply in future periods with the financial covenants in the credit facility will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control, and will be substantially dependent on our ability to successfully implement our overall business strategies.
     Our credit facility also contains covenants which, among other things, restrict our ability to, incur additional debt, create liens, dispose of assets, make investments, engage in transactions with affiliates, enter into merger or consolidation, make specified payments, including dividends, repay subordinated indebtedness and enter into certain other agreements. These limitations are subject to certain qualifications and exceptions.
     On February 28, 2005, we obtained an additional $15.0 million of cash and incurred $0.9 million of issuance costs through a private placement of 7.75% convertible secured notes. These notes, which mature on February 28, 2012, are convertible at any time until maturity into common stock at $6.56 per share, subject to anti-dilution adjustments. Interest on these notes is accrued and paid monthly. As part of this financing arrangement, certain principal stockholders of NationsHealth indirectly transferred 1,785,714 shares of common stock to the purchasers of the notes. The transferring stockholders did not receive any proceeds from this transaction, and we did not issue any additional shares of common stock in connection with the transfer to the purchasers of the notes. The proceeds of $15.0 million were allocated between the shares of common stock and the convertible debt. Since no additional shares were issued, the portion allocated to the common stock was recorded entirely to additional paid-in capital. The discount on the notes, represented by the proceeds allocated to the common stock as well as the beneficial conversion feature of the Notes, reduces their carrying value and is being amortized as additional interest expense over the term of the debt.
     In May 2005, we entered into a strategic agreement with CIGNA to provide services to CIGNA in its offering of Medicare Part D prescription drug plans. Pursuant to this agreement we committed to obtain additional financing to enable us to make the significant infrastructure, personnel and marketing investments necessary to enroll beneficiaries, when they begin selecting their prescription drug plans. We satisfied our obligation for additional financing through the sale of our respiratory division, as discussed in greater detail below. However, if we should fail to meet our financial obligations specified under the agreement, then CIGNA shall be entitled to certain remedies, which could have a significant negative impact on our future financial position, operations and cash flows.
     In conjunction with the strategic arrangement with CIGNA, on November 4, 2005, CIGNA purchased from us 303,030 shares of our common stock for $6.60 per share, or approximately $2.0 million and we issued to CIGNA warrants to purchase 2,936,450 shares of our common stock at $6.60 per share.
     Upon consummation of the merger of Millstream and NationsHealth Holdings, $2.0 million was placed in an escrow account to satisfy any damages under an indemnification agreement to the stockholders of Millstream prior to the consummation of the merger. The $2.0 million was released to us from escrow on August 31, 2005.
     On September 2, 2005, we sold our respiratory division (including its respiratory-related inventory) to Lincare Inc. and Med 4 Home Inc. (the “Buyers”) for $16.0 million, of which, $14.4 million was received at closing. Two additional payments of $800,000 each are due on March 2, 2006 and September 2, 2006. We retained all existing accounts receivable with respect to the respiratory division. We intend to use the proceeds from the sale of the respiratory division to finance the development of our strategic alliance with CIGNA to provide Medicare Part D prescription drug coverage.
     In October 2005, Mr. Robert Gregg ceased serving as our Chief Operating Officer but continues to serve us in other capacities. Under the terms of Mr. Gregg’s employment agreement, upon the termination of the agreement by us for other than cause (as defined in the agreement), or by Mr. Gregg for good reason (as defined in the agreement), he may elect to have us repurchase from him a number of shares of our common stock valued at up to $3.0 million based on current market prices at the time of the election. In lieu of cash payment, we may elect to cause these shares of common stock to be sold to third parties pursuant to a registration statement filed by us under the Securities Act of 1933, as amended, or pursuant to an exemption from the registration requirements of such Act, with the proceeds of such sale to be remitted to Mr. Gregg. In the event such a sale results in proceeds less than the amount Mr. Gregg is to receive related to his right to sell, then we would be required to pay Mr. Gregg the difference between such required amount and the proceeds of the sale. The election by Mr. Gregg could materially and adversely affect us as it may require us to make large cash payments to Mr. Gregg.
     We believe that our cash and cash equivalents balance, and other available financing sources, will be sufficient to meet working capital and capital expenditure needs for business operations for at least the next twelve months. Factors which could negatively affect our liquidity include a reduction in the demand for our products, a reduction in Medicare reimbursement for our products, and those factors set forth in the section titled “Risk Factors” in our Post Effective Amendment No. 1 on Form S-3 to Form S-1 Registration Statement, filed with the SEC on September 27, 2005.
Off-Balance-Sheet Arrangements
     As of September 30, 2005, we did not have any off-balance-sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities. The interest rate on our line of credit is tied to Citibank N.A.’s prime rate. A 100 basis point change in these rates would have an impact of approximately $40,000 on our annual interest expense, assuming the amount drawn on our line of credit remains consistent with the balance as of September 30, 2005.
Item 4. Controls and Procedures
     In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, we recognize that any such controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission’s rules and forms.
     There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits
See the Exhibit Index immediately following the signature page for a description of the documents that are filed as exhibits to this Report on Form 10-Q or incorporated by reference herein.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSHEALTH, INC
Date: November 14, 2005	By:	/s/ Glenn M. Parker
		Name:	Glenn M. Parker
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2005	By:	/s/ Timothy Fairbanks
		Name:	Timothy Fairbanks
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit
No.	Description
2.1
Amended and Restated Asset Purchase Agreement, dated September 3, 2005, by and between Lincare Inc., Med 4 Home Inc., United States Pharmaceutical Group, LLC and the Company. Certain schedules referenced in the Amended and Restated Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

10.1*	Limited Liability Company Agreement of NationsHealth Specialty RX, LLC, dated August 3, 2005, by and between US Bioservices Corporation and the Company.

10.2
Stock Purchase Agreement, dated August 18, 2005, by and between NationsHealth, Inc. and US Bioservices Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed on August 24, 2005 and incorporated herein by reference.

10.3
Registration Rights Agreement, dated August 18, 2005, by and between NationsHealth, Inc. and US Bioservices Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed on August 24, 2005 and incorporated herein by reference.

10.4	Form of Stock Option Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan.

10.5	Form of Restricted Stock Unit Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan.

10.6	Form of Restricted Stock Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan.

10.7	Form of Stock Appreciation Right Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan.

10.8	Sublease Agreement with Asset Management Outsourcing, Inc. dated August3, 2005 for the property located at 7067C West Broward Boulevard Plantation, Florida 33317.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.