Form 10-K
period 2005-12-31
NationsHealth, Inc.
filed 2006-03-31
CIK 1233426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___.
Commission File Number: 000-50348
NATIONSHEALTH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1688360 (I.R.S. Employer Identification No.)

13630 NW 8th Street, Suite 210, Sunrise, FL (Address of principal executive offices)	33325 (Zip Code)
Registrant’s telephone number, including area code: (954) 903-5000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) computed using the closing price of the common stock on the NASDAQ National Market for such date was approximately $21,015,000.
As of March 22, 2006, the registrant had 28,263,898 shares of common stock, $0.0001 par value, issued and outstanding, excluding 55,897 treasury shares.
Documents Incorporated By Reference
Certain portions of the Company’s definitive proxy statement related to the 2006 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

NATIONSHEALTH, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I
Item 1. Business
Business
     NationsHealth, Inc. (referred to in this Annual Report on Form 10-K as “NationsHealth,” the “Company,” “we,” “us” or “our”) provides medical products and prescription related services to Medicare and managed care beneficiaries with a focus on improving the delivery of healthcare to the approximately 40 million Medicare beneficiaries in the United States. Our proprietary and scalable information technology platform supports the large scale enrollment and servicing of individuals, program administration and patient management.
     As of December 31, 2005, we were engaged in two reportable business segments: Medicare Part D and Medical Products. Additional information regarding our business segments can be found in Note 15 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. In addition, we intend to dispense specialty pharmaceuticals directly to patients, their physicians, and possibly via retail alliance programs that may be established with retail pharmacy chains, through a specialty pharmacy and oncology business in connection with a joint venture. Operations of this new business segment are planned to commence in the second quarter of 2006.
Medicare Part D Segment
     We entered into an agreement with Connecticut General Life Insurance Company (“CIGNA”) effective May 5, 2005 with an initial term through December 31, 2009 to provide services to CIGNA in connection with CIGNA’s offering of its national CIGNATURE Rx Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement combines CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and our experience with regard to Medicare and our expertise in enrolling individual Medicare eligible patients. CIGNA’s responsibilities include insurance licensing, product and formulary development and pricing, claims processing and claims reporting to the Centers for Medicare and Medicaid Services (“CMS”). Our responsibilities include marketing, insurance agent training and licensing, member enrollment and service, distribution, billing and collections. Relationships with retail pharmacies, including Kmart Corporation (“Kmart”), Giant Food Stores, Public, Rite Aid, Stop & Shop, Duane Reade and others, have been established to create co-branding opportunities to enroll Medicare beneficiaries.
     We began enrolling beneficiaries throughout the United States in CIGNA’s Medicare Part D prescription drug plans on November 15, 2005, the first day of open enrollment, and plan benefits began on January 1, 2006. The open enrollment period for the 2006 plan year extends through May 15, 2006. As of February 28, 2006, approximately 175,000 members had enrolled into CIGNATURE Rx Medicare Part D prescription drug plans. We believe that enrollment has not been as robust as expected due to lower priced premiums from competitors. Our pricing strategy was created to deliver sustained profitability at the conclusion of the open enrollment period, and we believe that this is a long-term venture that will provide value to both us and the patient. Therefore, we hope to derive significant benefits from this partnership with CIGNA.
     Our services to CIGNA in offering Part D began contributing to our revenue in the third quarter of 2005.
Medical Products Segment
Home Delivery of Medical Products
     We operate a licensed pharmacy in the State of Florida, with the ability to dispense physician-prescribed medications and distribute medical equipment and supplies nationally. Our Medicare Part B medical products currently consist primarily of diabetes and ostomy supplies. We provide home delivery of diabetes and ostomy medical products. As of December 31, 2005, we had more than 105,000 patients for our supplies to whom we have shipped supplies and that have not cancelled our service.
     The Federal Medicare program provides reimbursement to its beneficiaries for a number of products under Medicare’s Part B coverage. Products covered under Part B include, among other items, respiratory medications, supplies used to treat diabetes, respiratory ailments and ostomy, as well as certain specialty pharmaceuticals. Medicare pays us for 80% of the Medicare allowable fees for these Part B products after the beneficiary has satisfied his or her annual deductible amount, and we bill the remaining balance to either third party payors, such as a patient’s supplemental insurance carrier, or, where permitted, directly to the patient. We accept assignments of Medicare benefits, ship supplies and medications to patients and bill and receive payments from Medicare and certain private insurers on behalf of patients (and bill patients or their supplemental insurers for any co-payment and/or deductible).
Retail Program
     Medicare beneficiaries often purchase certain of the products we offer at retail stores, some of which do not accept assignment of benefits from their patients. If a retailer does not accept assignment of benefits, the patient must pay up-front for the supplies and then wait for reimbursement from Medicare and other third party payors, if applicable. Recognizing an opportunity to expand our patient base and improve accessibility of diabetes supplies we launched our retail initiative. Under our retail initiative, Medicare beneficiaries have the convenience of picking up diabetes supplies from us at a retail pharmacy location, just as they would their medications. They do not, however, pay upfront for their diabetes supplies, and we seek reimbursement from Medicare and other third party payors, subject to any patient co-payment and/or deductible. We have combined our expertise in Medicare billing and regulatory compliance with the accessibility of nationwide pharmacies to create an additional convenient, consumer friendly mechanism for Medicare beneficiaries to receive their diabetes supplies at retail locations. We entered into the first distribution agreement under our retail initiative with Kmart in April 2004, with a nationwide rollout in May 2004. As of December 31, 2005, our retail program served approximately 11,000 diabetes patients at over 1,100 Kmart pharmacies.
Sale of Respiratory Division
     On September 2, 2005, we sold our respiratory division (including its respiratory-related inventory) to Lincare Inc. and Med 4 Home Inc. (the “Buyers”) for approximately $16.0 million, of which $14.4 million was received at closing, approximately $0.8 million was due and received on March 2, 2006 and $0.8 million is due on September 2, 2006. We retained all existing accounts receivable with respect to the respiratory division. We continue to serve the diabetes supplies needs of those respiratory patients who were also receiving diabetes supplies. A gain of $15.5 million was recorded on the sale of the respiratory division during the quarter ended September 30, 2005.
Prescription Discount Drug Card Services
     Prior to October 1, 2005, we provided discount prescription cards, which are accepted at over 50,000 pharmacies nationwide. Each time a cardholder saves money using these discount prescription cards, the pharmacy pays a fee to the company that adjudicates the claim and we receive a portion of that fee. We also earn manufacturer rebates when cardholders purchase certain drugs using the card. Although, pursuant to our agreement with CIGNA, we no longer market prescription discount cards, we continue to service the existing cardholders. The discontinuation of prescription discount card marketing began to negatively impact prescription card revenue in the fourth quarter of 2005. Without further marketing efforts, we expect revenue from prescription card fees to continue to decrease.
     We provided discount prescription drug card services under two programs. Our original non-Medicare related program was open to all individuals and the Medicare-approved program was open only to qualified Medicare beneficiaries.

NationsHealth Discount Prescription Drug Card
     Mass marketing of the free NationsHealth Discount Prescription Card Program was launched in June of 2002 and continued through September 30, 2005. We relied primarily upon television advertising to generate enrollees and enrolled approximately 2.9 million individual cardholders. With our card, cardholders can save, on average, approximately 25% on prescriptions at their local pharmacies. We provided individual enrollment of new cardholders, discount prescription card fulfillment, prescription discount administration, and patient management services to users of the NationsHealth Discount Prescription Card. We outsourced the prescription discount administration and certain patient management functions to a third party.
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
     During 2004, through our agreement with WellPoint Pharmacy Management (“WellPoint”), we began offering Medicare-eligible patients the opportunity to participate in WellPoint’s Medicare-approved prescription drug card program, called “PrecisionDiscounts.” Through this program, we earn service fees and the right to payments of other amounts depending upon the services and products provided. Our contract with WellPoint expires in May 2006. In light of our agreement with CIGNA, we do not intend to renew the Wellpoint contract. As of December 31, 2005, we had enrolled approximately 250,000 individuals in the PrecisionDiscounts program; and we will continue to service PrecisionDiscounts cardholders through the scheduled termination of the program in May 2006.
Specialty and Oncology Pharmacy Business
     On August 3, 2005, we entered into a joint venture with US Bioservices Corporation (“US Bio”), pursuant to the limited liability company operating agreement (the “Operating Agreement”) of NationsHealth Specialty Rx, LLC, a Delaware limited liability company (“Specialty Rx”). We and US Bio are the sole members of Specialty Rx.
     Pursuant to the Operating Agreement, Specialty Rx will develop, own and operate a specialty and oncology pharmacy business which will, among other things, dispense specialty pharmaceuticals directly to patients, their physicians, and possibly via retail alliance programs that may be established with retail pharmacy chains and provide patients and physicians with the mail order dispensing of specialty pharmacy and oncology products and other value-added clinical support and patient education services related to specialty pharmacy and oncology.
     On August 18, 2005, we contributed $1.53 million for a 51% interest in Specialty Rx and simultaneously issued 273,897 shares of our common stock to US Bio for a total of $1.5 million, or approximately $5.48 per share. We currently account for our investment in Specialty Rx under the equity method of accounting. Operations of Specialty Rx are planned to commence in the second quarter of 2006.

Information Technology and Patient Management
     Our proprietary and scalable information technology platform supports the large scale enrollment and servicing of individual members, cardholders and patients on a cost-effective basis. Our core competencies and expertise developed by servicing Medicare-eligible diabetic and ostomy patients include:
•	Direct-to-consumer marketing

•	Enrollment and service of individual patients

•	Fulfillment, reorder and electronic medical records management

•	Inventory management and distribution systems

•	Contracting with manufacturers

•	Regulatory and Medicare compliance, audit and claims settlement

•	Medicare and private insurer billing and accounts receivable management
     Our proprietary technology and information systems have been designed to maximize the benefits and services we deliver to our extensive patient base. Patient care representatives are available through toll-free phone numbers to assist patients with questions they may have and are trained regarding the use of all the products we sell. Our representatives are specifically trained to direct patients to sources where they can find more information concerning their medical conditions and to direct patients to their physicians when appropriate.
     We also offer a proactive compliance program to assist patients with their treatment regimens. We contact our patients prior to the estimated date that their present diabetes or ostomy supplies will be exhausted, typically quarterly. We take this opportunity to extend the services we provide by making inquiries designed to monitor the patient’s testing and medical supply usage patterns against the physician prescribed regimen. Depending upon the results of the comparison, the patient may be advised of the benefits of adjusting his or her testing or medical supply use to be in accordance with the physician’s orders. If the present use pattern exceeds the physician’s orders, so that the patient is in danger of running out of supplies, we may recommend that the patient notify their physician of the increased use to determine whether an increased quantity of supplies can be made available to the patient. Alternatively, with appropriate authorization, we may contact the patient’s physician on his or her behalf.
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
     Numerous federal, state and local laws relating to controlled drug substances, safe working conditions, environmental protection, disposal of hazardous or potentially hazardous substances and various other matters apply to portions of our operations. Labeling and promotional activities relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission (“FTC”). Drug products and drug recalls also are subject to extensive regulation by the Food and Drug Administration (“FDA”). Although the cost of compliance with these regulations has not been material to our existing operations to date, to the extent we engage in new activities or expand current activities, the cost of compliance with applicable regulations and licensing requirements could become significant.

     Our compliance with Medicare and other regulations may be reviewed periodically by federal or state agencies, including the United States Department of Health and Human Services, (“DHHS”), the Department of Justice, the FDA and the FTC.
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
     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of several components that apply to certain aspects of our business, portions of which would be considered a “covered entity” under that law. Material regulations that have been issued to implement HIPAA include the following:
•	Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule – compliance date: April 14, 2003

•	Transactions and Code Sets Standards – compliance date: October 16, 2003

•	Electronic Security of Individually Identifiable Health Information, or the Security Standards – compliance date: April 20, 2005

•	HIPAA Administrative Simplification: Enforcement- dated February 16, 2006
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
     The Security Standards require covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected health information maintained, used and disclosed in electronic form. We have instituted our implementation plan and have substantial completion of the same. We continue to maintain compliance with the regulations already in effect as we continue to enhance security management, contingency planning and access controls in our systems and facility.
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

Background
     Our company is the product of the merger of NationsHealth Holdings LLC (“NationsHealth Holdings”), a privately-held company based in Sunrise, Florida, and Millstream Acquisition Corporation (“Millstream”). Millstream was formed on April 11, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination. On August 28, 2003, Millstream’s initial public offering was consummated. Of the approximately $21.4 million in net proceeds from the offering, $20.7 million was placed in trust to be used for a potential business combination and the remaining proceeds were available for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
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
Customers
     Open enrollment in Medicare Part D prescription drug plans began on November 15, 2005 with benefits effective on January 1, 2006. As of February 28, 2006, approximately 175,000 members were enrolled in the CIGNATURE Rx Prescription Drug Program. We believe that enrollment has not been as robust as expected due to lower priced premiums from competitors. Our pricing strategy was created to deliver sustained profitability at the conclusion of the open enrollment period, and we believe that this is a long-term venture that will provide value to both us and the patient. Therefore, we hope to derive significant benefits from this partnership with CIGNA.

     The following table contains the approximate number of patients for whom we provide diabetes, respiratory and ostomy supplies, as well as the approximate number of cardholders in the prescription discount programs for which we provide services:

	As of December 31,
	2005	2004	2003
Patients of Supplies Services: (1)
Diabetes Supplies Patients	116,000	86,000	26,000
Respiratory Supplies Patients (2)	—	26,000	10,000
Ostomy Supplies Patients	700	1,000	—

Total Supplies Patients	116,700	113,000	36,000

Prescription Discount Cardholders:
NationsHealth Program	2,900,000	2,000,000	900,000
PrecisionDiscounts Program	250,000	200,000	—

Total Number of Cardholders	3,150,000	2,200,000	900,000

(1)	Includes all patients who have requested and been shipped products and have not canceled service.

(2)	The respiratory division was sold on September 2, 2005.
Employees
     As of December 31, 2005, we had approximately 780 total employees, including 220 temporary personnel. Our workforce is non-unionized and we believe our relationship with our employees is generally good.
Website
     Our website can be accessed at www.nationshealth.com. Our Code of Business Conduct and Ethics and a link to our filings with the Securities and Exchange Commission are located in the Investor Relations section of our website. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.
Item 1A. Risk Factors
Risks Related to Our Business
We have a limited operating history and are subject to the risks of a new enterprise.
     Our limited operating history makes it difficult to predict how our business will develop. We have incurred operating losses since we commenced operations in 2002. Furthermore, in 2005 we launched a new Medicare Part D business. Accordingly, we face the risks and uncertainties encountered by early-stage companies, such as:
•	No history of profitability

•	Uncertain growth in the market for, and uncertain market acceptance of, our services

•	The evolving nature of the healthcare marketplace and the Medicare regulatory environment

•	The risks of competition, technological change or evolving patient preferences

We could experience significantly reduced revenues and earnings if Medicare changes, delays, reduces or denies reimbursement.
     We depend on the continued availability of reimbursement by government and private insurance plans for products sold to our patients and members. Revenue from Medicare represented approximately 64%, 77% and 65% of our total revenue in 2005, 2004 and 2003, respectively. The federal regulatory authorities periodically review and adjust reimbursement amounts. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. The MMA reduced Medicare reimbursement rates for diabetic testing supplies, effective in 2005. The reduction in reimbursement rates has had a negative impact on our revenues and earnings. Similarly, any increase in the cost of such products would reduce our earnings unless there was a corresponding increase in Medicare reimbursement. Our revenues and earnings could also be adversely affected by the imposition of more stringent regulatory requirements for Medicare reimbursement or adjustments to previously reimbursed amounts or by changes in co-pay amounts.
We have invested significant capital and dedicated substantial resources to launch our Medicare Part D services to CIGNA, which may not be successful.
     Our ability to profit from our investment in the Medicare Part D program depends upon many factors, including the ability of CIGNA to maintain its Medicare approved status; our ability to obtain any additional funding necessary to support the Part D business; accuracy of projections with respect to Part D enrollment and market opportunities; our ability to maintain our existing customer base and our customers’ desire to take advantage of Part D services; our dependence on key personnel; continued access to enrollment bases; uncertainty in our costs incurred in administering the Part D program; and changes in Medicare, Medicaid, Tricare, Champus and any other state or national-based reimbursement program. If CIGNA should fail to continue offering its CIGNATURE Rx Medicare Part D program for any reason or if CMS should fail to approve CIGNA’s Medicare Part D plans in future years, our ability to earn revenue under Medicare Part D would be significantly impaired.
If we do not have sufficient capital to fund additional advertising, our ability to grow our business will be substantially diminished.
     Our growth in revenues in our medical supplies business to date has been attributable, in large part, to the acquisition of new patients that have been generated primarily by television advertising, which in turn is dependent on the availability of capital to fund such advertising. At this stage in our development, we believe our medical supplies revenues can continue to be increased through additional advertising. If we do not have access to sufficient capital to fund such advertising, our ability to grow our business will be substantially diminished. We can provide no assurance that we will have access to sufficient capital to fund such advertising, or that if we sought to raise additional capital from third parties through debt or equity financings, that such capital would be available on acceptable terms or at all.
If we do not manage our growth successfully, our growth and chances for achieving profitability may slow or stop.
     We have expanded our operations rapidly. This expansion has created significant demands on our administrative, operational and financial personnel and other resources, particularly our need for working capital. Additional expansion in existing or new markets could strain these resources and increase our need for capital, which may result in cash flow shortages. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion.

The profitability of our medical supplies business will decrease if we do not receive recurring orders from patients.
     Due primarily to the marketing and regulatory compliance costs associated with the initial patient qualification, we generally incur losses and negative cash flow with respect to the first order for supplies from a patient. Accordingly, the profitability of our medical products supply business depends on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control. These include changing patient preferences, competitive price pressures, patient transition to extended care facilities, patient mortality and general economic conditions.
We could experience significantly reduced revenues and net income from sales of diabetes products if improved technologies developed for glucose monitoring eliminate the need for consumable testing supplies.
     Approximately 56%, 45%, and 51% of our revenue for 2005, 2004 and 2003, respectively, was from consumable diabetic testing supplies. Patients use these supplies to draw and test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect sales in this market segment.
Due to our size and limited operating history, we depend substantially on certain key personnel.
     Due to our size and limited operating history, our success depends to a large extent upon the continued service of executive officers and key employees. The loss of the services of one or more of these key employees could have an adverse effect on us. While none of these key personnel is irreplaceable, the loss of the services of any of these individuals may be disruptive to our business. We believe that our future success will also depend in large part upon our ability to attract and retain highly-skilled management personnel. Competition within the healthcare industry for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel on terms acceptable to us.
Certain executive officers have rights under employment agreements that could require us to make substantial payments to them.
     We have employment agreements with our Chief Executive Officer, Glenn M. Parker, M.D. and our President and Chief Information Officer, Lewis P. Stone, and, prior to December 16, 2005, with Robert Gregg who served as our Chief Operating Officer until October 5, 2005. These employment agreements provide that if we or the key person terminate employment in several specified events, that key person has the right to cause us to repurchase a number of shares of our common stock owned by the key person with a value of up to $3,000,000 based on then current market prices. Alternatively, we may elect to sell these shares of common stock to third parties or to register the resale of these shares. In the event a sale or registration results in proceeds less than the key person is to receive related to their right to sell, then we shall pay to the key person the difference between the requested dollar amount and the proceeds of the sale. The occurrence of either of these events could materially and adversely affect us as it may require us to make large cash payments to these individuals, thus reducing the amount of cash available to us.

     On December 16, 2005, we entered into a separation agreement with Mr. Gregg terminating his employment as of that date. In addition to severance paid in December 2005 and other considerations, we are required to make future severance payments to Mr. Gregg totaling $750,000. Furthermore, the separation agreement also provides that Mr. Gregg is deemed to have exercised his right (the “Put Right”) under his employment agreement to request that we arrange for the purchase by a third party of up to $3,000,000 worth of NationsHealth common stock from Mr. Gregg. If we do not arrange such purchase prior to June 30, 2006, Mr. Gregg has the right to require us to purchase up to $3,000,000 worth of his NationsHealth common stock for cash, provided that we are not required to purchase more than $1,500,000 worth of such common stock in any calendar year. Under certain circumstances, we may pay such amounts over a period of up to three years. In lieu of a cash payment, we have the option to register such common stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended or to sell such common stock pursuant to an exemption from the registration requirements under the Act. In no event shall Mr. Gregg receive less than $1,500,000 from such registered or exempt offering.
We have agreed to purchase a large amount of medical supplies and we may not have the cash to satisfy these purchase obligations.
     In order to obtain a significant discount on medical supplies from one of our largest vendors, we have agreed to purchase minimum quantities of these medical supplies at certain intervals through December 31, 2006. As of December 31, 2005 we were committed to purchase approximately $30.5 million of additional medical supplies under this agreement. There can be no assurance that we will generate enough patient orders to satisfy these minimum purchase obligations.
If any of our information technology platforms malfunction, our business and profitability may be seriously harmed.
     Our business relies on proprietary information technology platforms that support the individual enrollment of new medical supplies patients and Medicare Part D enrollees, fulfillment services, prescription discount administration, document generation and collection, and patient and enrollee management. In addition, we use information technology platforms that provide us with electronic connectivity to a large number of pharmacies, shipping vendors and billing services. Due to the relatively high volume, the successful operation of our proprietary information technology platforms is necessary for us to transact business profitably. In addition, due to the highly regulated nature of the Medicare billing and payment process, the successful operation of our proprietary information technology platforms is necessary for us to be able to operate our business. A malfunction of the information technology systems will be disruptive to our business operations and, based on the duration of such malfunction, could result in reduced sales or profitability and the possible loss of patients.
We may have difficulties in achieving volume-based discounts or finding replacement supplies if we lose any agreement with our suppliers of medical products.
     We receive volume-based discounts under our agreements with suppliers of medical products. These discounts favorably impact our gross margins. Any failure to achieve or sustain volume-based discounts under these supply agreements would negatively affect our profitability. In addition, many of the supply agreements that we have with our suppliers are terminable without cause upon the giving of a specified number of days’ advance written notice. In the event that one or more of these suppliers elects to terminate their supply agreements, we may have difficulties in finding replacement suppliers, which may prevent us from purchasing a sufficient amount of supplies to satisfy the demands of our patients.

Risks Related to Our Industry
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
     As a Medicare supplier, we are subject to extensive regulation including, but not limited to, the Medicare durable medical equipment, or DME, supplier standards and the federal health care program anti-fraud and abuse laws. While we believe that our current and contemplated future operations materially comply with applicable regulatory requirements, there are a number of common practices in the industry where the law is unsettled and there have not been decided cases or definitive statements by the regulatory authorities concerning such practices. Specifically, we, like many providers of diabetes supplies, obtain glucose monitors from manufacturers without charge and, in turn, provide them to Medicare beneficiaries without charge. These practices potentially implicate the federal health care program anti-kickback law and the law prohibiting payment of inducements to Medicare beneficiaries. Another practice, our telephone calls to beneficiaries based on such beneficiaries’ initial telephone calls to an outsourced third-party call center, could implicate the Medicare anti-telemarketing law. Additionally, our retail initiative is a new initiative that could potentially raise questions about our role and the role of the retail pharmacy under the Medicare DME supplier standards. In each case, we have evaluated the practices at issue and believe that they are in compliance with applicable requirements. However, there can be no assurance that such practices could not be challenged. Any such challenge, regardless of whether successful, could have a material adverse effect on our business.
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
The cost of efforts to comply with HIPAA regulations and the possible consequence of non-compliance could adversely affect our operations and net income significantly.
     The Health Insurance Portability and Accountability Act, or HIPAA, is comprised of several components that apply to certain aspects of our business, portions of which would be considered a “covered entity.” If we do not continue to comply with existing or new laws and regulations related to patient health information we may face potential criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with these standards could be significant.

Our accounts receivable are subject to significant collection risk due to third-party payors.
     Seeking reimbursement from third-party payors is subject to rigorous requirements and involves complicated paperwork. This may result in us suffering extremely long collection times, or not collecting at all, on a significant portion of our accounts receivable. If we are unable to obtain reimbursement from third-party payors, where permitted, we may seek payment of the entire account receivable from our patient, who may not be financially capable of making the payment.
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
Newly adopted accounting regulations require us to expense stock options, which could cause our stock price to decline.
     The Financial Accounting Standards Board recently adopted the previously proposed regulations that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we used through 2005. These new regulations require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. The effective date for this change for us was as of January 1, 2006. Previously, we only disclosed such expenses on a pro forma basis in the notes to our consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, in any reporting period in which we are required to recognize an expense for share-based compensation, our earnings will be lower than if no expense had been taken. Our stock price could decline in response to any perceived decline in our reported earnings.
Risks Related to Owning Our Equity Securities
Future sales of our common stock may depress our stock price.
     There were 21,375,000 shares of our common stock issued in the Millstream merger, of which 1,802,977 were registered for sale in the public market. All of the remaining 19,572,023 shares are restricted securities within the meaning of the Securities Act of 1933, as amended, but are eligible for resale under Rule 144 subject to applicable volume, manner of sale, holding period and other limitations of Rule 144, subject to certain lock-up restrictions contained in the registration rights agreement entered into in connection with the Millstream merger. On August 18, 2005, 273,897 shares of our common stock were issued to US Bioservices Corporation for $1,500,000 to fulfill our capital contribution obligation related to the formation of Specialty Rx. Additionally, in conjunction with our agreement with CIGNA, on November 4, 2005 we issued to CIGNA, 303,030 shares of our common stock for $6.60 per share, or approximately $2,000,000, and warrants to purchase an additional 2,936,450 shares of our common stock at $6.60 per share. In addition, as of December 31, 2005 there were warrants, including CIGNA’s warrants, and options, including the underwriter’s option, outstanding to purchase 14,942,839 shares of common stock and notes outstanding which are convertible into 2,286,585 shares of common stock. Moreover, 750,000 shares of Millstream common stock purchased by its stockholders prior to the initial public offering will be held in escrow until August 25, 2006, at which time they will be released from escrow and become eligible for resale in the public market subject to compliance with applicable law. Consequently, at various times in the future, a substantial number of additional shares of our common stock will be eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares and of the warrants.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.
     Our executive officers, directors and affiliates control the rights to vote a majority of our common stock. These stockholders can control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock. We are a “controlled company” within the meaning of the NASDAQ Marketplace rules. As such, we are exempt from NASDAQ’s requirements that would otherwise require our board of directors to have a majority of independent directors, our board nominations to be selected, or recommended for the board’s selection either by a nominating committee comprised entirely of independent directors or by a majority of our independent directors and our compensation committee to be comprised entirely of independent directors. Accordingly, you will not receive the same protections afforded to stockholders of companies that are subject to all NASDAQ requirements.
If we fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in our financial reporting.
     The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission rules promulgated thereunder require that we report annually on the effectiveness of our internal control over financial reporting beginning with our annual report for 2006 or 2007, depending on our non-affiliate market capitalization on June 30, 2006. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal control to allow management to report on, and our independent registered public accounting firm to attest to, our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In the future, our continued assessment, or the subsequent assessment by our independent registered public accounting firm, may reveal significant deficiencies or material weaknesses in our internal control, which may need to be disclosed in future Annual Reports on Form 10-K. Disclosures of this type could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal control is necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal control over financial reporting, it may negatively impact our business and operations.
Compliance with changing regulation relating to corporate governance and public disclosure may result in additional expenses.
     Keeping abreast of, and in compliance with, changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and revised NASDAQ Stock Market rules, have required an increased amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
Our common stock may continue to have a volatile public trading price and low trading volume.
     The market price of our common stock has been volatile. Since our initial public offering in August 2003 through March 22, 2006, the price of our common stock on the NASDAQ Stock Market has ranged between $8.33 and $3.71. We may experience significant price and volume fluctuations in the future for many reasons, some of which may be unrelated to our operating performance.

     Many factors may have a negative effect on the market price of our common stock, including:
•	Public announcements by us, our competitors or others

•	Regulatory developments concerning the availability of reimbursement pursuant to Medicare

•	Public concern about the safety or efficacy of pharmaceuticals

•	General market conditions and comments by securities analysts

•	Quarterly fluctuations in our revenues and financial results
Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult.
     We are incorporated in Delaware. We are subject to various legal and contractual provisions that may make a change in control of us more difficult. Our board of directors has the flexibility to adopt additional anti-takeover measures.
     Our charter authorizes our board of directors to issue up to 50,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. If the board of directors exercises this power to issue preferred stock, it could be more difficult for a third party to acquire a majority of our outstanding voting stock. Our charter also provides staggered terms for the members of our board of directors. This may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control of us without the consent of our board of directors. Our equity incentive plans generally permit our board of directors to provide for acceleration of vesting of options granted under these plans in the event of certain transactions that result in a change of control. If our board of directors used its authority to accelerate vesting of options, then this action could make an acquisition more costly, and it could prevent an acquisition from going forward.
     Section 203 of the Delaware General Corporation Law prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors could use this provision to prevent changes in management.
     The provisions described above, as well as other provisions in our charter and bylaws and under the Delaware General Corporation Law, may make it more difficult for a third party to acquire our company, even if the acquisition attempt was at a premium over the market value of our common stock at that time.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Our corporate offices are located in Sunrise, Florida, where we lease approximately 38,000 square feet of office space. This lease is scheduled to expire in August 2010. Our distribution center, which is approximately 24,000 square feet, in nearby Weston, Florida, is the subject of a lease which expires in September 2006. The primary location for our Part D business is in Plantation, Florida, where we lease approximately 34,000 square feet of office space under a sublease which expires in October 2007.
Item 3. Legal Proceedings
     We are not a party to any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     During the quarter ended December 31, 2005, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock, warrants and units were traded under the symbols “NHRX”, “NHRXW” and “NHRXU”, respectively, on the NASDAQ Capital Market from September 1, 2004 through January 10, 2006, and on the NASDAQ National Market since January 11, 2006. From our initial public offering in August 2003 to August 31, 2004, our common stock, warrants and units were traded on the Over-the-Counter Bulletin Board under the symbols “MSTM”, “MSTMW” and “MSTMU”, respectively. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock, warrants and units as reported by NASDAQ from September 1, 2004 through December 31, 2005, and the high and low bid prices by the Over-the-Counter Bulletin Board from August 2003 to August 31, 2004. The over-the-counter market quotations reported below reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2003
Third quarter	$5.00	$4.75	$0.65	$0.60	$6.25	$6.00
Fourth quarter	$5.00	$4.84	$0.71	$0.60	$6.60	$6.01

2004
First quarter	$5.90	$4.89	$1.55	$0.70	$8.95	$6.17
Second quarter	$8.20	$5.50	$3.19	$1.34	$14.80	$8.00
Third quarter	$7.55	$6.00	$2.68	$1.57	$12.65	$9.80
Fourth quarter	$7.36	$5.89	$2.39	$1.45	$11.80	$9.17

2005
First quarter	$6.85	$4.84	$2.22	$1.20	$10.85	$7.61
Second quarter	$7.05	$5.35	$1.95	$1.12	$10.49	$7.85
Third quarter	$8.10	$5.14	$3.30	$0.95	$14.50	$7.90
Fourth quarter	$8.33	$6.70	$3.25	$2.07	$14.70	$11.84
     On March 22, 2006, the last reported sale prices of our common stock, warrants and units on the NASDAQ National Market was $4.24, $0.68 and $6.00 per share, respectively.
Holders of Record
     As of March 22, 2006, we had approximately 37 shareholders of record.
Dividends
     We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. Additionally, under the terms of our line of credit agreement, which expires on April 30, 2010, we are not permitted to pay dividends.

Stock Option Plans
     On August 30, 2004, our shareholders voted to adopt the NationsHealth, Inc. 2004 Stock Option Plan, or the “2004 Plan.” A total of 1,900,000 shares of our common stock have been reserved for issuance under the 2004 Plan. On June 17, 2005, our stockholders approved the NationsHealth, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). A total of 2,100,000 shares of our common stock have been reserved for issuance under the 2005 Plan. Under the 2005 Plan, stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards may be granted to eligible employees, consultants and directors. The purpose of these plans are to enable us to offer directors, officers and other key employees stock-based compensation in the Company, thereby attracting, retaining, and rewarding these participants and strengthening the mutuality of interests between these participants and our stockholders.
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
     The transfer of shares, which had no effect on the total number of shares outstanding, resulted in non-cash expense of approximately $13,707,000 in the fourth quarter of 2004. This expense, equal to the fair value of the shares at the date of transfer, was accompanied by an equal amount recorded to additional paid-in capital, resulting in no change to total stockholders’ equity on our consolidated balance sheet from the transaction.
Issuer Purchases of Equity Securities
     Our Board of Directors has in two instances authorized the repurchase of the Company’s common stock for purposes of paying withholding taxes to the Internal Revenue Service on behalf of participants of the RGGPLS Holding, Inc. Bonus Plan & Trust. The purchases of common stock during 2005 were recorded as treasury stock and are shown in the following table.

	Total	Average	Total Number of	Maximum Number
	Number of	Price	Shares Purchased as	of Shares that May
	Shares	Paid per	Part of Publicly	Yet Be Purchased
Period	Purchased	Share	Announced Plans	Under the Plans
July 2005	24,342	$5.59	—	—
December 2005	31,555	$8.00	—	—

Total	55,897

Recent Sales of Unregistered Securities
     On August 18, 2005, we issued 273,897 shares of our common stock to US Bioservices Corporation for a total of $1.5 million, or approximately $5.48 per share. The proceeds from this sale were used to fund our investment in NationsHealth Specialty Rx, LLC.
     On November 4, 2005 we issued to CIGNA 303,030 shares of our common stock for $6.60 per share, or approximately $2,000,000, and warrants to purchase an additional 2,936,450 shares of our common stock at $6.60 per share. The proceeds from this sale were used to fund the launch of our Medicare Part D services to CIGNA in connection with its Medicare Part D plan.
     The issuance of the shares referred to above were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

Item 6. Selected Financial Data
     The following Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated and Combined Statements of Operations Data:
Net product sales	$68,688	$70,982	$25,072	$2,531	$—
Prescription card revenue	8,619	3,240	654	10	—
Service revenue	10,249	—	—	—	—
Other revenue	—	—	—	—	37

	87,556	74,222	25,726	2,541	37

Cost of product sales	29,689	22,718	9,899	1,644	—
Cost of services	22,219	—	—	—	—

Gross profit	35,648	51,504	15,827	897	37

Operating Expenses:
Patient acquisition and related costs	18,077	23,151	6,779	1,131	217
Patient service and fulfillment	14,427	13,672	4,325	246	—
General and administrative	26,323	13,116	4,435	1,135	69
Cost of employee stock bonus plan	—	14,315	—	—	—
Provision for doubtful accounts	7,575	12,228	3,794	181	—
Depreciation and amortization	980	506	121	14	—
Amortization of equity issued to CIGNA	646	—	—	—	—
Gain on sale of respiratory division	(15,508)	—	—	—	—

	52,520	76,988	19,454	2,707	286

Loss from operations	(16,872)	(25,484)	(3,627)	(1,810)	(249)
Interest income	150	3	2	—	—
Interest expense	(3,096)	(943)	(201)	(45)	(1)
Other income (expense), net	(1)	—	—	—	—

Net loss	$(19,819)	$(26,424)	$(3,826)	$(1,855)	$(250)

Loss per share — basic and diluted	$(0.75)	$(1.01)	$(0.15)	$(0.07)	$—

Weighted average shares outstanding used to compute basic and diluted loss per share	26,345	26,154	26,150	26,150	—

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated and Combined Balance Sheet Data:
Total Assets	$49,859	$19,376	$6,629	$977	$11
Long-term debt, net of current maturities.	$5,176	$—	$2,143	$1,336	$247
Stockholders’/ members’ equity (deficiency)	$14,017	$(37)	$(1,755)	$(2,105)	$(250)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We provide medical products and prescription related services to Medicare and managed care beneficiaries with a focus on improving the delivery of healthcare to the approximately 40 million Medicare beneficiaries in the United States. Our proprietary and scalable information technology platform supports the large scale enrollment and servicing of individuals, program administration and patient management.
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
CIGNA Agreement and Medicare Part D
     We entered into an agreement with CIGNA effective May 5, 2005 to provide services to CIGNA in connection with CIGNA’s offering of its national CIGNATURE Rx Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement combines CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and our experience with regard to Medicare and expertise in enrolling individual Medicare eligible patients. CIGNA’s responsibilities include insurance licensing, product and formulary development and pricing, claims processing and claims reporting to the CMS. Our responsibilities include marketing, insurance agent training and licensing, member enrollment and service, distribution, billing and collections. Relationships with retail pharmacies, including Kmart, Giant Food Stores, Publix, Rite Aid, Stop & Shop, Duane Reade and others, have been established to create co-branding opportunities to enroll Medicare beneficiaries.
     We began enrolling beneficiaries throughout the United States in CIGNA’s Medicare Part D prescription drug plans on November 15, 2005, the first day of open enrollment, and plan benefits began on January 1, 2006. The open enrollment period for the 2006 plan year extends through May 15, 2006. As of February 28, 2006, approximately 175,000 members had enrolled into CIGNATURE Rx Medicare Part D prescription drug plans. We believe that enrollment has not been as robust as expected due to lower priced premiums from competitors. Our pricing strategy was created to deliver sustained profitability at the conclusion of the open enrollment period, and we believe that this is a long-term venture that will provide value to both us and the patient. Therefore, we hope to derive significant benefits from this partnership with CIGNA. The initial term of the agreement is through December 31, 2009.
     Our services to CIGNA in offering Part D began contributing to our revenue in the third quarter of 2005.

Medical Product Supplies
Diabetes Supplies
     It is estimated that over 18% of Americans, or more than 6 million people, age 65 or older have diabetes. We offer all major brands of blood glucose testing strips, lancing devices, control solutions, impotency devices and blood glucose meters. If qualified, our patients can receive diabetes supplies delivered to their homes nationwide. At December 31, 2005, we had approximately 116,000 patients, including approximately 11,000 retail patients, who use our diabetes supply service. These patients typically order shipments of supplies quarterly. During 2005, we increased by approximately 30,000, the number of patients receiving our diabetes supplies. For the year ended December 31, 2005, approximately 56% of our revenues were attributable to the sale of diabetes supplies.
Retail Program
     Our retail program is an avenue for us to expand the number of patients we service by combining our expertise in Medicare billing and regulatory compliance with the accessibility of nationwide pharmacies to create an additional convenient, consumer-friendly mechanism for Medicare beneficiaries to receive their diabetes supplies at retail locations. We entered into our first distribution agreement under this retail program with Kmart in April 2004, with a nationwide rollout in May 2004. Pursuant to the agreement, we supply diabetes products at specified store locations nationwide. Subject to our satisfying certain volume requirements, the term of the agreement is for three years. We began recognizing revenue from this initiative during the fourth quarter of 2004. As of December 31, 2005, we had approximately 11,000 retail patients and we are examining opportunities to find new outlets and expand the types of products offered under our retail initiative.
Respiratory Supplies
     Through September 2, 2005, we offered a broad assortment of respiratory medications and supplies that were reimbursed by Medicare, including nebulizers and required drugs such as albuterol, ipratropium and budesonide. For the year ended December 31, 2005, approximately 22% of our revenues were attributable to the sale of respiratory supplies.
     On September 2, 2005, we sold our respiratory division (including its respiratory-related inventory) to Lincare Inc. and Med 4 Home Inc. (the “Buyers”) for approximately $16.0 million. We continue to serve the diabetes supplies needs of those respiratory patients who were also receiving diabetes supplies.
Ostomy Supplies
     Though the ostomy market is small relative to the diabetes and respiratory markets, the operational and compliance systems required to service this population are similar to those used to service diabetes patients. Ostomy is an operation to create an artificial passage for bodily elimination. These patients typically order shipments of supplies quarterly. We began offering ostomy supplies in November 2003. We currently have approximately 700 ostomy patients. For the year ended December 31, 2005, approximately 1% of our revenues were attributable to the sale of ostomy supplies.

Prescription Discount Drug Card Services
     Prior to October 1, 2005, we provided discount prescription cards, which are accepted at over 50,000 pharmacies nationwide. Each time a cardholder saves money using these discount prescription cards, the pharmacy pays a fee to the company that adjudicates the claim and we receive a portion of that fee. We also earn manufacturer rebates when cardholders purchase certain drugs using the card. Although, pursuant to our agreement with CIGNA, we no longer market prescription discount cards, we continue to service the existing cardholders. The discontinuation of prescription discount card marketing began to negatively impact prescription card revenue in the fourth quarter of 2005. Without further marketing efforts, we expect revenue from prescription card fees will continue to decrease.
     We provided discount prescription drug card services under two programs. Our original non-Medicare related program was open to all individuals and the Medicare-approved program was open only to qualified Medicare beneficiaries.
     NationsHealth Discount Prescription Drug Card
     Mass marketing of the free NationsHealth Discount Prescription Card Program was launched in June of 2002 and continued through September 30, 2005. We relied primarily upon television advertising to generate enrollees and enrolled approximately 2.9 million individual cardholders.
     Medicare-Approved Prescription Drug Card
     During 2004, through our agreement with WellPoint, we began offering Medicare-eligible patients the opportunity to participate in WellPoint’s Medicare-approved prescription drug card program, called “PrecisionDiscounts.” Through this program, we earn service fees and the right to payments of other amounts depending upon the services and products provided. Our contract with WellPoint expires in May 2006. In light of our agreement with CIGNA, we do not intend to renew the Wellpoint contract. As of December 31, 2005, we had enrolled approximately 250,000 individuals in the PrecisionDiscounts program, and we will continue to service PrecisionDiscounts cardholders through the scheduled termination of the program in May 2006.
Specialty and Oncology Pharmacy Business
     Seeking opportunities to provide additional products and services to our existing patient base, we entered into a joint venture with US Bio. This joint venture, Specialty Rx, will develop, own and operate a specialty and oncology pharmacy business to dispense specialty pharmacy and oncology products directly to patients, their physicians, and possibly via retail alliance programs that may be established with retail pharmacy chains. Operations of Specialty Rx are planned to commence in the second quarter of 2006.

Results of Operations
     The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenues for the years ended December 31:

	2005		2004		2003
	$	%	$	%	$	%
Net product sales	$68,688	78.5%	$70,982	95.6%	$25,072	97.5%
Prescription card revenue	8,619	9.8	3,240	4.4	654	2.5
Service revenue	10,249	11.7	—	0.0	—	0.0

Total revenue	87,556	100.0	74,222	100.0	25,726	100.0

Cost of product sales	29,689	33.9	22,718	30.6	9,899	38.5
Cost of services	22,219	25.4	—	0.0	—	0.0

Gross Profit	35,648	40.7	51,504	69.4	15,827	61.5

Operating Expenses:
Patient acquisition and related costs	18,077	20.6	23,151	31.2	6,779	26.4
Patient service and fulfillment	14,427	16.5	13,672	18.4	4,325	16.8
General and administrative	26,323	30.1	13,116	17.7	4,435	17.2
Cost of employee stock bonus plan	—	0.0	14,315	19.3	—	0.0
Provision for doubtful accounts	7,575	8.7	12,228	16.5	3,794	14.7
Depreciation and amortization	980	1.1	506	0.7	121	0.5
Amortization of equity issued to CIGNA	646	0.7	—	0.0	—	0.0
Gain on sale of respiratory division	(15,508)	(17.7)	—	0.0	—	0.0

	52,520	60.0	76,988	103.7	19,454	75.6

Loss from Operations	(16,872)	(19.3)	(25,484)	(34.3)	(3,627)	(14.1)

Other expense, net	(2,947)	(3.4)	(940)	(1.3)	(199)	(0.8)

Net loss	$(19,819)	(22.7%)	$(26,424)	(35.6%)	$(3,826)	(14.9%)

2005 Compared to 2004
     Revenue. Total revenue increased approximately $13.4 million, or 18%, to $87.6 million in 2005, compared to approximately $74.2 million in 2004. The increase was attributable to several factors. Our patient acquisition efforts, including our retail initiative, expanded our cardholder and diabetes patient bases, resulting in higher prescription card revenue and sales of diabetic supplies. Also, the launch of our Medicare Part D segment in 2005 added $10.2 million to our revenue. These increases were offset by lower revenue for our Medical Products segment from the sale of respiratory supplies and medication as a result of lower Medicare reimbursement rates effective January 1, 2005 and the sale of the respiratory division on September 2, 2005.
     Cost of Product Sales. Cost of product sales related to our Medical Products segment increased approximately $7.0 million, or 31%, to $29.7 million in 2005, compared to approximately $22.7 million in 2004. Cost of sales increased primarily in conjunction with the growth in number of units of medical supplies sold. Gross margins on product sales were 56.8% in 2005, compared to 68.0% in 2004, primarily as a result of the reduction in Medical reimbursement rates for respiratory supplies effective January 1, 2005.

     Cost of Services. Cost of services, which relates to our Medicare Part D segment, amounted to approximately $22.2 million for 2005. Cost of services consists of the direct costs of providing services to CIGNA for the CIGNATURE Rx Medicare Part D prescription drug program.
     As a percentage of total revenues, overall gross margins were 40.7% in 2005, compared to 69.4% in 2004. This decrease in gross margin was primarily attributable to the fact that the cost of services provided to CIGNA to launch the CIGNATURE Rx Medicare Part D prescription drug program in 2005 exceeded the related amount of revenue recognized due to the start-up costs of the program. Also a factor contributing to the decline in gross margin was the reduction in Medicare reimbursement rates for respiratory supplies discussed above.
     Patient Acquisition and Related Costs. Patient acquisition and related costs in our Medical Products segment decreased approximately $5.1 million, or 22%, to $18.1 million in 2005, compared to approximately $23.2 million in 2004. To a significant degree, patient acquisition and related costs, which include advertising, marketing and creative costs, call center services and prescription card fulfillment services related to our medical supplies business, are largely discretionary in nature. The decrease in patient acquisition and related costs was reflective of our decision to refocus our marketing efforts on the launch of our Medicare Part D segment. Advertising, marketing and creative costs and call center services in our Medicare Part D segment are included in cost of services in our consolidated statements of operations. Advertising, marketing and creative costs were approximately $8.0 million and $9.2 million for 2005 and 2004, respectively. Call center services were approximately $3.8 million and $5.7 million for 2005 and 2004, respectively. Prescription card fulfillment services were approximately $2.6 million and $3.6 million for 2005 and 2004, respectively. Also contributing to the reduction was lower sales payroll related to the sale of our respiratory division. As a percentage of total revenues, patient acquisition and related costs were 20.6% in 2005, as compared to 31.2% in 2004.
     Patient Service and Fulfillment. Patient service and fulfillment expenses, which relates primarily to our Medical Products segment, increased approximately $0.8 million, or 6%, to $14.4 million in 2005, compared to approximately $13.7 million in 2004. Patient service and fulfillment expenses, which consist primarily of costs to service existing patients, rose during 2005 to meet the demands of our expanding patient base. As a percentage of total revenues, patient service and fulfillment expenses were 16.5% in 2005, as compared with 18.4% in 2004.
     General and Administrative. General and administrative expenses increased approximately $13.2 million, or 101%, to $26.3 million in 2005, compared to approximately $13.1 million in 2004. The growth in general and administrative expenses in 2005 related to the overall expansion of our operations. We had significantly higher payroll and related costs and professional fees in 2005 related to our expansion and the pursuit of strategic opportunities, in addition to being a public company for a full year. As a percentage of total revenues, general and administrative expenses were 30.1% in 2005, compared to 17.7% in 2004.
     Cost of Employee Stock Bonus Plan. The employee stock bonus plan expense in 2004 related to a transaction whereby certain principal shareholders of NationsHealth transferred significant portions of their shares, valued at approximately $13.7 million at the date of the transfer, to fund a stock bonus plan for select key employees and consultants. These shareholders transferred 2,006,893 shares of stock representing 9.8% of their personal holdings and approximately 7.7% of the outstanding shares of NationsHealth, to be held by a trust and distributed to the employees and consultants over the next four years. The award of these fully vested shares related to prior services and the ultimate distribution is pre-determined and not contingent upon continuation of service to the Company or any other future event. The amount of expense recorded in 2004 related to this transaction was $14.3 million, consisting of a non-cash charge of $13.7 million for the value of the shares contributed and $0.6 million of related payroll costs. The transfer of the shares, which had no effect on the total number of shares outstanding, was treated as a contribution to capital for accounting purposes.
     Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our medical products segement, decreased approximately $4.6 million, or 38%, to $7.6 million in 2005, compared to approximately $12.2 million in 2004. As a percentage of net product sales, the provision for doubtful accounts was 11.0% in 2005, compared to 17.2% in 2004. The decrease in the provision for doubtful accounts in 2005 was primarily attributable to improved billing and collections results.
     Depreciation and Amortization. Depreciation and amortization increased approximately $474,000, or 94%, to $980,000 in 2005, compared to approximately $506,000 in 2004. The increase in depreciation and amortization in 2005 was due to our investments in equipment and software to support our continued growth. Depreciation and amortization for the year ended December 31, 2005 for the Medical Products and Medicare Part D segments totaled approximately $750,000 and $83,000, respectively.
     Amortization of Equity Issued to CIGNA. In conjunction with our agreement with CIGNA, on November 4, 2005 CIGNA purchased from the Company 303,030 shares of our common stock for $6.60 per share, or approximately $2.0 million, and we issued to CIGNA warrants to purchase 2,936,450 shares of our common stock at $6.60 per share. The fair value of the warrants and the discount from the fair value of the common stock on the date of purchase, estimated at approximately $16.2 million, was deferred and is shown as deferred equity compensation in our consolidated balance sheet. The deferred equity compensation, which is related to our Medicare Part D segment, is being expensed over approximately 50 months on a straight-line basis from the date of issuance through the remaining term of the agreement.
     Gain on Sale of Respiratory Division. On September 2, 2005, we sold the respiratory division of our Medical Products segment (including its respiratory-related inventory) to Lincare Inc. and Med 4 Home Inc. for approximately $16.0 million. Pursuant to the transaction, we recorded a gain of approximately $15.5 million during 2005.
     Other Expense, Net. Other expense, net, which was almost entirely comprised of interest expense, increased approximately $2.0 million, or 214%, to $2.9 million in 2005, compared to approximately $0.9 million in 2004. The increase in interest expense was primarily due to the issuance of $15.0 million of convertible notes and higher average outstanding balances on our line of credit during the year.
     Net Loss. As a result of the above discussed factors, we incurred net losses of approximately $19.8 million and $26.4 million in 2005 and 2004, respectively.
2004 Compared to 2003
     Revenue. Total revenue increased approximately $48.5 million, or 189%, to $74.2 million in 2004, compared to approximately $25.7 million in 2003. The increase was primarily the consequence of increased patient acquisition efforts, which resulted in higher sales of diabetic and respiratory supplies and, to a lesser extent, higher prescription card fees. The growth in revenues corresponds to the increase in our medical supplies patient base, which grew from 36,000 at December 31, 2003 to over 113,000 by December 31, 2004.
     Cost of Product Sales. Cost of product sales increased approximately $12.8 million, or 129%, to $22.7 million in 2004, compared to approximately $9.9 million in 2003. Cost of sales increased primarily in conjunction with the growth in sales of medical supplies to our growing customer base.
     As a percentage of total revenues, overall gross margins were 69.4% in 2004, compared to 61.5% in 2003. This increase in gross margins was primarily the result of obtaining volume-based discounts on purchases of medical products from suppliers and, to a lesser extent, growing prescription card fees, which are recorded on a net basis and thus have no associated cost of sales. Prescription card fees represented 4.4% and 2.5% of total revenues for 2004 and 2003, respectively.

     Patient Acquisition and Related Costs. Patient acquisition and related costs increased approximately $16.4 million, or 242%, to $23.2 million in 2004, compared to approximately $6.8 million in 2003. To a significant degree, patient acquisition and related costs, which include advertising, marketing and creative costs, call center services and prescription card fulfillment services, are largely discretionary in nature. The increase in patient acquisition and related costs was reflective of our efforts to expand our patient and cardholder bases. Advertising, marketing and creative costs were approximately $9.2 million and $2.7 million for 2004 and 2003, respectively. Call center services were approximately $5.7 million and $1.8 million for 2004 and 2003, respectively. Prescription card fulfillment services were approximately $3.6 million and $1.1 million for 2004 and 2003, respectively. As a percentage of total revenues, patient acquisition and related costs were 31.2% in 2004, as compared with 26.4% in 2003.
     Patient Service and Fulfillment. Patient service and fulfillment expenses increased approximately $9.4 million, or 216%, to $13.7 million in 2004, compared to approximately $4.3 million in 2003. Patient service and fulfillment expenses, which consist primarily of costs to service existing patients, rose during 2004 to meet the demands of our expanding patient base. As a percentage of total revenues, patient service and fulfillment expenses were 18.4% in 2004, as compared with 16.8% in 2003.
     General and Administrative. General and administrative expenses increased approximately $8.7 million, or 196%, to $13.1 million in 2004, compared to approximately $4.4 million in 2003. The growth in general and administrative expenses in 2004 was primarily related to the overall expansion of operations. Additionally, we had higher payroll and related costs and professional fees in 2004 related to the pursuit of strategic opportunities and the costs of being a public company. As a percentage of total revenues, general and administrative expenses were 17.7% in 2004, compared to 17.2% in 2003.
     Cost of Employee Stock Bonus Plan. The employee stock bonus plan expense in 2004 related to a transaction whereby certain principal shareholders of NationsHealth transferred significant portions of their shares, valued at approximately $13.7 million at the date of the transfer, to fund a stock bonus plan for select key employees and consultants. These shareholders transferred 2,006,893 shares of stock representing 9.8% of their personal holdings and approximately 7.7% of the outstanding shares of NationsHealth, to be held by a trust and distributed to the employees and consultants over the next four years. The award of these fully vested shares related to prior services and the ultimate distribution is pre-determined and not contingent upon continuation of service to the Company or any other future event. The amount of expense recorded in 2004 related to this transaction was $14.3 million, consisting of a non-cash charge of $13.7 million for the value of the shares contributed and $0.6 million of related payroll costs. The transfer of the shares, which had no effect on the total number of shares outstanding, was treated as a contribution to capital for accounting purposes.
     Provision for Doubtful Accounts. The provision for doubtful accounts increased approximately $8.4 million, or 222%, to $12.2 million in 2004, compared to approximately $3.8 million in 2003. As a percentage of net product sales, the provision for doubtful accounts was 17.2% in 2004, compared to 15.1% in 2003. The increase in the provision for doubtful accounts in 2004 was primarily attributable to higher net product sales and, to a lesser extent, a higher proportion of non-Medicare reimbursed revenue.
     Depreciation and Amortization. Depreciation and amortization increased approximately $385,000, or 318%, to $506,000 in 2004, compared to approximately $121,000 in 2003. The increase in depreciation and amortization in 2004 was due to our investments in equipment and software to support out continued growth.
     Other Expense. Other expense, net, which was almost entirely comprised of interest expense, increased approximately $741,000, or 372%, to $940,000 in 2004, compared to approximately $199,000 in 2003. The increase in interest expense was due to higher average outstanding debt balances during the year.
     Net Loss. As a result of the above discussed factors, we incurred net losses of approximately $26.4 million and $3.8 million in the years ended December 31, 2004 and 2003, respectively.

Recent Developments
Medicare Modernization Act
     On December 8, 2003 the MMA became law. The MMA contained provisions affecting the coverage and reimbursement for products we provide. The MMA revised Medicare reimbursement rates for certain items of durable medical equipment, including diabetes testing supplies and respiratory drugs. As a result of the MMA, Medicare reimbursement amounts for 2004 for diabetic supplies consisting of testing strips and lancets were frozen at the rates in effect for the 2003 calendar year. Commencing January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. Under this provision, reimbursement for 2005 was reduced by approximately 4.1% for diabetic test strips and 5.4% for lancets. Also due to the MMA, effective January 1, 2004, reimbursement for respiratory drugs was reduced from 95% of the average wholesale price (“AWP”) to 80% of the AWP. Beginning January 1, 2005, the reimbursement amounts were reduced for inhalation drugs to 106% of the average sales price by manufacturers (“ASP”), a new benchmark that was determined by sales data submitted by drug manufacturers. Under this rule, reimbursements for albuterol and ipratropium, two of the most common inhalation drugs, decreased by approximately 82% and 90%, respectively. The effect of the decreased reimbursement rates on revenue was partially offset by an increase in the dispensing fee Medicare pays to suppliers for dispensing inhalation drugs. The dispensing fee was increased from approximately $7.00, on average, to $57.00, effective January 1, 2005. In combination, the above changes, particularly the reduction in reimbursement rates for respiratory drugs, resulted in lower revenue, gross margins, net income and operating cash flows in 2005.
     Since January 1, 2005, Medicare began providing coverage for an initial physical examination for new Medicare beneficiaries and for regular diabetes screening tests for at-risk individuals, which could increase the incidence of diagnosis of diabetes and potentially expand the Medicare market for testing supplies and other diabetes products. The new benefits are subject to certain coverage limitations, and are not available to all Medicare beneficiaries. The effect, if any, of this additional Medicare benefit on our revenue has not been determined.
     Beginning in 2007, the CMS is required by the MMA to begin reimbursing for durable medical equipment, including diabetes testing supplies, furnished in certain geographic areas pursuant to a competitive acquisition program, whereby reimbursement rates will be based on bids submitted by suppliers, and only certain suppliers will be reimbursed for items furnished to program beneficiaries.
Liquidity and Capital Resources
     Our discussion and analysis of our liquidity and capital resources may be affected by factors discussed in the section entitled “Recent Developments” and other trends which could adversely affect our sources of cash.
     Since our inception we have experienced temporary cash flow shortages due to our aggressive business expansion and patient acquisition strategy and related marketing costs. Additionally, we have incurred net losses of approximately $19.8 million, $26.4 million and $3.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, we had cash and cash equivalents and short-term investments of approximately $14.9 million, compared to approximately $3.0 million as of December 31, 2004.

     In the years ended December 31, 2005, 2004 and 2003, we used approximately $21.2 million, $9.7 million and $2.9 million of net cash in operating activities, respectively. The increasing net use of cash in operating activities during 2005 and 2004 was primarily due to overall expansion of operations and efforts to grow our business, including the launch of our Part D business in 2005.
     In the year ended December 31, 2005, approximately $11.7 million was provided by investing activities. In the years ended December 31, 2004 and 2003, we used approximately $3.7 million and $0.7 million of net cash in investing activities, respectively. Cash provided by investing activities in 2005 primarily related to the sale of our respiratory division and the receipt of the funds held in trust since the Millstream merger, partially offset by the acquisition of property and equipment to support the growth of our business and the investment in our joint venture with US Bio to offer specialty pharmaceuticals. The increase in net cash used for investing activities in 2004, compared to 2003, was primarily due to the investment of funds held in trust, as well as the acquisition of property and equipment to support the growth of our business.
     In the years ended December 31, 2005, 2004 and 2003, we obtained approximately $20.7 million, $14.9 million and $5.0 million of net cash from financing activities, respectively. In 2005, we issued $15.0 million of convertible notes and 576,927 shares of unregistered common stock to CIGNA and US Bio. We also issued 737,205 shares of common stock as a result of warrant exercises. Cash provided by financing activities in 2004 was primarily from the completion of the Millstream merger, after the payment of merger related costs, and proceeds from our lines of credit, partially offset by repayment of the notes to members of NationsHealth Holdings, the company with which we merged. Cash provided by financing activities in 2003 was primarily due to the sale of membership interests in NationsHealth Holdings for $4.0 million.
     We have a revolving credit agreement in the principal amount of up to $10.0 million. The borrowing availability of up to $10.0 million under the revolving credit agreement is subject to a borrowing base formula based upon our eligible receivables and inventory. As of December 31, 2005, the balance outstanding on the line was $2.5 million and the unused portion available under the revolving line of credit was approximately $2.8 million.
     On March 21, 2006, the revolving credit agreement was amended and restated to, among other things, eliminate the over-advance borrowing capability, adjust the financial covenants to reflect our actual and projected financial results, provide us with the ability to prepay and terminate the credit facility at any time upon sixty days notice with the payment of certain early termination fees and extend the maturity date to April 30, 2010. As a result of the amendment, we were brought into compliance with all applicable financial covenants under the agreement.
     On February 28, 2005, we issued $15,000,000 par value in secured convertible notes (the “Notes”) maturing on February 28, 2012. The Notes have a stated fixed interest rate of 7.75%, payable monthly and are secured by substantially all our assets, but are subordinated to our line of credit. The Notes may be subordinated to future indebtedness not to exceed $20,000,000 unless we achieve certain performance criteria as specified in the Notes, in which case the amount of senior debt may not exceed $25,000,000. The terms of the Notes allow the holders, at their discretion, to convert all or part of the Notes into shares of NationsHealth common stock at a conversion price of $6.56 per share, subject to adjustment for anti-dilution, which is limited and capped, as described in the Notes. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by us.
     In conjunction with the issuance of the Notes, 1,785,714 shares of NationsHealth common stock was transferred to the purchasers of the Notes by certain of our principal stockholders. The transferring stockholders did not receive any proceeds from this transaction, and we did not issue any additional shares of common stock in connection with the transfer.

     On March 31, 2006, the terms of our strategic agreement with CIGNA were amended pursuant to which CIGNA has agreed, among other things, to fund the costs of marketing and enrollment related to its Part D prescription drug plans effective February 20, 2006 through the end of the 2006 plan year enrollment period. Such funding arrangement is expected to significantly reduce the near-term cash usage related to our Part D operations and enhance our cash flow through the end of 2006.
     On September 2, 2005, we sold our respiratory division for a total of approximately $16.0 million. Although no such actions are planned, management believes that additional opportunities are available to raise cash from the sale of all or a portion of the Company’s developed patient base.
     Under alternative plans of operations, we would, if considered necessary, be able to substantially reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages.
     We believe that our cash and cash equivalents, and other available financing sources, will be sufficient to meet working capital and capital expenditure needs for business operations for the next twelve months. Factors which could negatively affect our liquidity include a reduction in the demand for our products, a reduction in Medicare reimbursement for our products, and those factors set forth in Item 1A entitled “Risk Factors”.
Contractual Obligations
     We have various contractual obligations that affect our liquidity. The following table presents known contractual obligations as of December 31, 2005 (in thousands):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations (1)	$17,500	$—	$2,500	$4,700	$10,300
Capital Lease Obligations	184	150	34	—	—
Operating Lease Obligations	5,349	1,638	3,180	531	—
Purchase Obligations (2)	35,185	35,077	108	—	—
Other Long-Term liabilities (3)	308	—	308	—	—

Total
	$58,526	$36,865	$6,130	$5,231	$10,300

(1)	Includes 7.75% convertible notes with a par value of $15 million, which mature in February 2012. Pursuant to the terms of notes, we expect that we will be required to repay (redeem) approximately $4.7 million of the principal amount of the notes in February 2010. Also includes the outstanding balance under our line of credit, which is scheduled to terminate April 30, 2009, but is included in current liabilities in our consolidated balance sheet as of December, 31 2005. The line of credit agreement was amended and restated in March 2006 to, among other things, extend the term to April 30, 2010.

(2)	Includes $4,412,000 of commitments for advertising in 2006.

(3)	Reflects the long-term portion of liability for executive severance at December 31, 2005.
Off-Balance-Sheet Arrangements
     As of December 31, 2005, we did not have any significant off-balance-sheet arrangements.

Critical Accounting Policies
     Our discussion and analysis of our financial condition, results of operations and cash flows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements we are required to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. These estimates include assessing the allowances for doubtful accounts and sales returns and allowances, determination of appropriate Medicare reimbursement rates, the valuation of inventory, and the valuation allowance for costs related to billings in process. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from the estimates if past experience or other assumptions do not turn out to be substantially accurate.
     While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We believe the policies that fall within this category are our policies on revenue recognition, allowances for doubtful accounts and claim denials, allowances for costs related to billings in process and patient acquisition and related costs.
Revenue Recognition
Medical Product Sales
     We analyze various factors in determining revenue recognition, including, review of specific transactions, current Medicare regulations and reimbursement rates, and the credit-worthiness of patients. We recognize revenue related to product sales to patients who have placed orders and received shipments, provided that risk of loss has passed to the patients and the required written forms to bill Medicare, other third party payors and patients have been received and verified. Revenue is recorded at amounts expected to be collected from Medicare, other third party payors, and directly from patients. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to these billings in process are deferred and charged to cost of sales at the time the related revenue is recognized.
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
     To the extent that estimated Medicare-allowable amounts used as the basis for recording revenue differ from actual reimbursement, revenue is adjusted in the period reimbursement is received, although such adjustments have historically not been significant. We also establish sales allowances for estimated product returns, as well as estimated claim denials, which are recorded as a reduction of revenue. Such sales allowances are estimated based upon historical returns and claims denial experience and current trends, and changes in these factors could affect the timing and amount of revenue recognition in future periods.

CIGNA Agreement
     We began recognizing revenue for our services to CIGNA in offering its national Medicare Part D prescription drug plans to Medicare beneficiaries in the third quarter of 2005. Revenue recognized under our agreement with CIGNA is recognized when earned as the services are performed and is presented in our consolidated financial statements as service revenue. Revenue recognition is based upon the fee structure and reimbursement provisions of the agreement, pursuant to which we share in the operating results of the program, in addition to recouping start-up costs related to the program. Expenditures for which we’ve been reimbursed that are capitalized or otherwise deferred in our financial statements are reflected as deferred revenue and are recognized as revenue in the period the expenses are incurred or otherwise charged to operations.
Allowances for Doubtful Accounts and Claim Denials
     Accounts receivable relate to medical product sales and are stated net of estimated allowances for doubtful accounts and claim denials, which are established based upon historical experience and current trends. In establishing the appropriate provisions for accounts receivable balances, management makes assumptions with respect to future collectibility. We base our estimates of accounts receivable collectibility on our historical collection and claim denial experience, our credit policies, and our analysis of accounts receivable by aging category. Changes in judgment regarding these factors will cause the level of accounts receivable allowances to be adjusted.
     A significant portion of our accounts receivable is due from Medicare, as well as other third party payors and our patients. The collection process is time consuming and complex and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. As a result, our collection efforts may be active for up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payor classes. Uncollectible accounts are written off after all collection efforts, and claim resubmittals where appropriate, have been exhausted.
Allowances for Costs Related to Billings in Process
     Our medical supply patients sometimes request supplies before we have received the required written forms to bill Medicare and other third party payors. We generally ship products to these patients but defer the revenue and costs related to such billings in process until all required forms have been obtained and verified. These costs, which include the cost of inventory shipped, are presented net of a valuation allowance based upon our historical experience with the collection of documents required to bill Medicare and other payors. Provisions for such reserves are treated as patient acquisition costs, and changes in judgment regarding the recoverability of costs related to billings in process could result in fluctuations in the level of patient acquisition and related costs. The costs related to billings in process are charged to cost of sales at the time the related revenue is recognized.
Patient Acquisition and Related Costs
     Patient acquisition and related costs represent the costs we incur in the development of our medical supply patient base, including direct-response television advertising. In accordance with AICPA Statement of Position (“SOP”) No. 93-7, Reporting on Advertising Costs, we expense such advertising costs as incurred. Direct-response advertising costs meeting the capitalization criteria of SOP 93-7 are required to be reported as an asset and amortized over the future benefit period. We do not meet the criteria for capitalization as we are not able to demonstrate a direct link between specific sales to patients and specific advertising expenditures such that it is reasonable to conclude that the advertising will result in probable future benefits (probable future revenue). This accounting treatment generally results in advertising expenses being charged to earnings in periods prior to the recognition of the associated revenue.

Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to recognize the compensation cost relating to employee share-based payment transactions in the financial statements based on their fair values. We adopted SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
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
     We intend to adopt the modified prospective method. We are unable to determine the future impact of the adoption of SFAS No. 123(R) on our results of operations because the amount and terms of future share-based payments are not known at this time. However, valuation of employee stock options under SFAS No. 123(R) is similar to SFAS No. 123, with minor exceptions. See Note 2 to our consolidated financial statements for pro forma disclosure of net loss and loss per share under the fair value method of SFAS No. 123.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” which applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on our results of operations, cash flows or financial position.

Important Factors That May Affect Future Operations and Results
     This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements appear principally in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements may appear in other sections of this Annual Report on Form 10-K as well. Generally, the forward-looking statements in this Annual Report on Form 10-K use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions.
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
     Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. The forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this Annual Report on Form 10-K. These statements speak only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to update or revise them, except as required by law.
     The following factors, among others, create risks and uncertainties that could affect our future or other performance:
•	Our ability to successfully build a Medicare Part D segment

•	Declining reimbursement levels for, or increases in the costs of, products dispensed

•	Our history of operating losses and our expectation that we will incur significant additional operating losses

•	An inability to raise the capital that we will need to sustain our operations

•	Our ability to attract new customers and retain existing customers

•	Identification of, and competition for, growth and expansion opportunities

•	Compliance with, or changes in, government regulation and legislation, or interpretations thereof, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation, including HIPAA

•	An inability to establish and maintain successful collaborative relationships could adversely affect our ability to generate revenue

•	Adverse developments in any investigation related to the pharmaceutical industry

•	Competition and technological change that may make our products and technologies less attractive or obsolete

•	An inability to obtain and maintain intellectual property protection for our technologies

•	Adverse resolution of future lawsuits or investigations

•	Significant fluctuations in our revenue and operating results, which have occurred in the past and which we expect to continue to fluctuate in the future

•	Any loss or inability to hire and retain qualified personnel

•	Our exposure to product liability in excess of our insurance coverage

•	Any failure to maintain an effective system of internal controls in the future could adversely affect our ability to accurately report financial results or prevent fraud

•	Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses

•	Our common stock may continue to have a volatile public trading price and low trading volume

•	Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult
     As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in Section 1A of this Annual Report on Form 10-K, entitled “Risk Factors”.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to interest rate risk. We have a revolving credit agreement that bears interest monthly at the higher of prime plus 2.5%, or 4.0%, plus certain additional fees and charges. As of December 31, 2005, the rate under the facility was 9.7%. As of December 31, 2005, the balance outstanding on the line was $2.5 million and the unused portion available under the revolving line of credit was approximately $2.8 million. A hypothetical 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition.
     We do not currently use derivative financial instruments. We generally invest in high quality debt instruments with relatively short maturities. Based upon the nature of our investments, we do not expect any material loss from our investments.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NationsHealth, Inc.
We have audited the accompanying consolidated balance sheet of NationsHealth, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ / members’ equity (deficiency), and cash flows for the year ended December 31, 2005. Our audit also included the financial statement schedule for the year ended December 31, 2005 listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NationsHealth, Inc. at December 31, 2005 and the consolidated results of its operations and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2005, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP
Certified Public Accountants
Miami, Florida
March 21, 2006, except for the third paragraph of Note 3,
     as to which the date is March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
NationsHealth, Inc.
We have audited the accompanying consolidated balance sheet of NationsHealth, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ / members’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NationsHealth, Inc. as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
We have also audited the financial statement Schedule II for the years ended December 31, 2004 and 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.
/s/ RACHLIN COHEN & HOLTZ LLP
Fort Lauderdale, Florida
February 18, 2005

NATIONSHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$13,971	$2,904
Short-term investments	923	100
Accounts receivable, net of allowances of $17,525 and $10,985, respectively	7,908	8,708
Inventory	1,285	1,719
Costs related to billings in process, net	874	1,437
Other receivables	1,877	—
Investment held in trust	—	2,000
Prepaid expenses and other current assets	750	392

Total current assets	27,588	17,260
Property and equipment, net	3,747	1,770
Investment in joint venture	1,488	—
Deferred equity compensation	15,510	—
Other assets, net	1,526	346

Total assets	$49,859	$19,376

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$7,367	$4,595
Accounts payable, related party	6,020	5,004
Accrued expenses	12,030	7,195
Deferred revenue, current portion	235	—
Line of credit	2,500	2,619

Total current liabilities	28,152	19,413

Long-Term Liabilities:
Deferred revenue	1,100	—
Convertible notes, related party, net	5,176	—
Other long-term liabilities	1,414	—

Total long-term liabilities	7,690	—

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 27,865,538 and 26,174,800 issued and 27,809,641 and 26,174,800 outstanding, respectively	3	3
Additional paid-in capital	68,949	32,315
Unearned compensation	(2,761)	—
Accumulated deficit	(52,174)	(32,355)

Total stockholders’ equity (deficiency)	14,017	(37)

Total liabilities and stockholders’ equity (deficiency)	$49,859	$19,376

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Net product sales	$68,688	$70,982	$25,072
Prescription card revenue	8,619	3,240	654
Service revenue	10,249	—	—

	87,556	74,222	25,726

Cost of product sales	29,689	22,718	9,899
Cost of services	22,219	—	—

Gross Profit	35,648	51,504	15,827

Operating Expenses:
Patient acquisition and related costs	18,077	23,151	6,779
Patient service and fulfillment	14,427	13,672	4,325
General and administrative	26,323	13,116	4,435
Cost of employee stock bonus plan	—	14,315	—
Provision for doubtful accounts	7,575	12,228	3,794
Depreciation and amortization	980	506	121
Amortization of equity issued to CIGNA	646	—	—
Gain on sale of respiratory division	(15,508)	—	—

	52,520	76,988	19,454

Loss from Operations	(16,872)	(25,484)	(3,627)

Other Income (Expense):
Interest income	150	3	2
Interest expense, related party	(1,877)	—	—
Interest expense	(1,219)	(943)	(201)
Other income (expense), net	(1)	—	—

	(2,947)	(940)	(199)

Net Loss	$(19,819)	$(26,424)	$(3,826)

Loss per share — basic and diluted	$(0.75)	$(1.01)	$(0.15)

Weighted average shares outstanding — basic and diluted	26,345	26,154	26,150

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ / MEMBERS’ EQUITY (DEFICIENCY)
(In thousands)

				Preferred	Preferred
			Additional	Members’	Members’
	Common Stock		Paid-in	Interests-	Interests-	Class B	Unearned	Accumulated
	Shares	Amount	Capital	Voting	Nonvoting	Interests	Compensation	Deficit	Total
Balance, December 31, 2002	—	$—	$—	$—	$—	$—	$—	$(2,105)	$(2,105)
Conversion of notes payable to members’ capital	—	—	—	400	—	35	—	—	435
Sale of membership interest, net of offering costs	—	—	—	—	3,741	—	—	—	3,741
Net loss	—	—	—	—	—	—	—	(3,826)	(3,826)

Balance, December 31, 2003	—	—	—	400	3,741	35	—	(5,931)	(1,755)

Reverse merger	26,150	3	18,483	(400)	(3,741)	(35)	—	—	14,310
Employee stock bonus plan	—	—	13,707	—	—	—	—	—	13,707
Warrant exercises	25	—	125	—	—	—	—	—	125
Net loss	—	—	—	—	—	—	—	(26,424)	(26,424)

Balance, December 31, 2004	26,175	3	32,315	—	—	—	—	(32,355)	(37)

Discount on convertible notes, related party	—	—	10,611	—	—	—	—	—	10,611
Issuances of common stock	577	—	3,888	—	—	—	—	—	3,888
Restricted stock awards granted	377	—	2,921	—	—	—	(2,921)	—	—
Warrants issued to CIGNA	—	—	15,768	—	—	—	—	—	15,768
Warrant exercises	737	—	3,686	—	—	—	—	—	3,686
Purchases of treasury stock	(56)	—	(389)	—	—	—	—	—	(389)
Accelerated vesting of stock options	—	—	78	—	—	—	—	—	78
Stock options issued to consultant	—	—	71	—	—	—	—	—	71
Amortization of unearned compensation	—	—	—	—	—	—	160	—	160
Net loss	—	—	—	—	—	—	—	(19,819)	(19,819)

Balance, December 31, 2005	27,810	$3	$68,949	$—	$—	$—	$(2,761)	$(52,174)	$14,017

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net loss	$(19,819)	$(26,424)	$(3,826)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Gain on sale of respiratory division	(15,508)	—	—
Provision for doubtful accounts	7,575	12,228	3,794
Provision for sales allowances and returns	2,086	2,220	263
Reserve for costs related to billings in process	1,663	2,272	307
Depreciation and amortization	1,063	506	121
Amortization of note discount	787	—	—
Amortization of deferred loan costs and other non-cash interest charges, net	571	—	—
Amortization of equity issued to CIGNA	646	—	—
Stock-based compensation	309	13,707	—
Equity in loss of joint venture	42	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,323)	(18,175)	(6,474)
Inventory	32	(885)	(517)
Costs related to billings in process	(1,100)	(2,855)	(1,072)
Prepaid expenses and other assets	(1,162)	(654)	(35)
Accounts payable and accrued expenses	6,541	4,277	3,541
Accounts payable, related party	1,016	4,050	954
Deferred revenue	1,335	—	—

Net cash and cash equivalents used in operating activities	(21,246)	(9,733)	(2,944)

Cash Flows from Investing Activities:
Proceeds from sale of respiratory division	14,400	—	—
Investment in joint venture	(1,530)	—	—
Purchases of available for sale investments, net	(823)	(100)	—
Investment released from (placed in) trust	2,000	(2,000)	—
Acquisition of property and equipment	(2,393)	(1,592)	(719)

Net cash and cash equivalents provided by (used in) investing activities	11,654	(3,692)	(719)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes, related party	15,000	—	—
Proceeds from issuances of common stock	3,500	—	—
Proceeds from exercise of warrants	3,686	125	—
Net (repayments of) draws on lines of credit	(119)	1,819	428
Payment of note issuance costs	(907)	—	—
Purchases of treasury stock	(389)	—	—
Principle payments under capital lease obligations	(112)	—	—
Proceeds from reverse merger	—	20,270	—
Payments for conversion of membership interests	—	(3,000)	—
Payment of merger costs, net	—	(2,954)	—
Proceeds from sale of membership interest	—	—	4,000
Payment of offering costs	—	—	(259)
Proceeds from member notes payable	—	—	1,648
Principal payments on member notes payable	—	(1,343)	(833)

Net cash and cash equivalents provided by financing activities	20,659	14,917	4,984

Net Increase in Cash and Cash Equivalents	11,067	1,492	1,321
Cash and Cash Equivalents, Beginning of Year	2,904	1,412	91

Cash and Cash Equivalents, End of Year	$13,971	$2,904	$1,412

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$1,534	$770	$240

Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	$262	$—	$—

Conversion of member notes payable to members’ capital	$—	$—	$435

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
1. BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION
Business
     NationsHealth, Inc. (“NationsHealth” or the “Company”) provides medical products and prescription related services primarily to Medicare beneficiaries with a focus on improving the delivery of healthcare to the approximately 40 million Medicare beneficiaries in the United States.
CIGNA Agreement and Medicare Part D
     NationsHealth provides services to Connecticut General Life Insurance Company (“CIGNA”) in offering its national “CIGNATURE Rx” Medicare Part D prescription drug plans to Medicare beneficiaries (see Note 4). CIGNA’s responsibilities include insurance licensing, product and formulary development and pricing, claims processing and claims reporting to the Centers for Medicare and Medicaid Services (“CMS”). NationsHealth’s responsibilities include marketing, member enrollment and service, distribution, billing and collections. The Company began enrolling beneficiaries throughout the United States in CIGNA’s Medicare Part D pharmacy plans on November 15, 2005, the first day of open enrollment, and plan benefits began on January 1, 2006. The open enrollment period for the 2006 plan year extends through May 15, 2006.
Medical Products
     NationsHealth operates a licensed pharmacy in the State of Florida, with the ability to provide nation-wide home delivery of physician-prescribed medications and medical equipment and supplies. The Company’s medical products currently consist primarily of diabetes and ostomy supplies and included respiratory supplies prior to the sale of the respiratory division on September 2, 2005 (see Note 6).
     NationsHealth also has a retail program whereby Medicare beneficiaries can receive their diabetes supplies at over 1,100 Kmart pharmacies.
Prescription Discount Drug Card Services
     Prior to October 1, 2005, NationsHealth provided individuals with discount prescription cards, which are accepted at over 50,000 pharmacies nationwide. Each time a cardholder saves money using one of these cards, the Company receives a fee. NationsHealth also earns manufacturer rebates when cardholders purchase certain drugs using the card. Although the Company no longer markets prescription discount cards, it continues to service its existing cardholders.
Millstream
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

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION – (Continued)
NationsHealth Holdings
     NationsHealth Holdings, LLC (“NationsHealth Holdings”) a privately held company based in Sunrise, Florida, was organized as a Florida limited liability company on September 18, 2002, under the name NationsHealth LLC. On November 17, 2002, NationsHealth LLC changed its name to NationsHealth Holdings, LLC.
     United States Pharmaceutical Group, LLC (“USPG”) was incorporated on July 3, 2001 as United States Pharmaceutical Group, Inc. under the laws of Delaware and had the authority to issue 1,000,000 shares of common stock with a par value of $.001 per share. On January 28, 2003, USPG converted from a corporation to a Delaware limited liability company and changed its name to United States Pharmaceutical Group LLC. On February 19, 2003, the membership interest in USPG was assigned to NationsHealth Holdings, making USPG a wholly-owned subsidiary of NationsHealth Holdings.
     On October 30, 2003, NationsHealth Holdings sold a 4% interest in NationsHealth Holdings for $4,000,000 to a Fortune 500 healthcare company (see Note 14) under a preferred member interest purchase agreement. Members of NationsHealth Holdings also converted certain notes payable to members’ capital in the amount of $435,308 to capitalize NationsHealth Holdings.
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
     The merger was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, NationsHealth Holdings was treated as the acquiring company for financial reporting purposes. In accordance with applicable guidance, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of NationsHealth Holdings issuing stock for the net monetary assets of Millstream accompanied by a recapitalization. The net monetary assets of Millstream were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The financial position, operations and cash flows reflected in the accompanying consolidated financial statements as of the dates and for the periods prior to the merger are those of NationsHealth Holdings. The accumulated deficit of NationsHealth Holdings was carried forward to the combined company.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION – (Continued)
Principles of Consolidation
     The consolidated financial statements include the accounts of NationsHealth and its wholly-owned subsidiaries, NationsHealth Holdings and USPG. Intercompany balances and transactions have been eliminated in consolidation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Short-term Investments
     Short-term investments as of December 31, 2005, which consisted of U.S. Government Agency securities with maturities of less than one year, are classified as available-for-sale and are stated at their fair value. Unrealized gains and losses were insignificant.
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
     Accounts receivable are stated net of allowances for doubtful accounts and claim denials, which are estimated based upon historical collection and claim denial experience and current trends. Allowances for doubtful accounts are established through charges to bad debt expense, while allowances for claim denials are recorded as a reduction of revenue. Uncollectible accounts are written off after all collection efforts, and claim re-submittals where appropriate, have been exhausted.
Inventory
     As of December 31, 2005, inventory consisted of diabetes supplies. As of December 31, 2004, inventory consisted of diabetes supplies and respiratory drugs and medical supplies. Inventory is stated at the lower of cost, determined on the average cost method, or market.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
Costs Related to Billings in Process
     Due to the medical nature of the products the Company provides, patients sometimes request supplies before the Company has received the required written forms, such as an assignment of benefits, to bill Medicare and other third party payors. As part of the Company’s continuing efforts to service more patients the Company generally ships product to these patients but defers the revenue and costs related to such billings in process, until all required forms have been obtained and verified. The costs, which include the cost of the inventory shipped, are presented net of a valuation allowance based upon the Company’s historical experience with the collection of documents required to bill Medicare and other patients and are charged to cost of sales at the time the related revenue is recognized. The valuation allowance as of December 31, 2005 and 2004 amounted to $1,217,000 and $1,606,000, respectively.
Investment in Joint Venture
     The Company’s 51% ownership interest in NationsHealth Specialty Rx, LLC (see Note 5) is accounted for under the equity method of accounting and not consolidated in the Company’s financial statements due to substantive participating rights of the minority owner which preclude consolidation. The Company records an equity (loss) pickup for its share of the joint venture’s earnings (losses) each period and adjusts its investment account accordingly.
Revenue Recognition
     The Company recognizes revenue related to product sales to patients who have placed orders and received shipments, provided that risk of loss has passed to the patients and the required written forms to bill Medicare, other third party payors, and patients have been received and verified. Revenue is recorded at amounts expected to be collected from Medicare, other third party payors, and directly from patients. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to billings in process, consisting of the cost of products, are deferred and presented as costs related to billings in process, net in the accompanying consolidated balance sheets, and are charged to cost of product sales at the time the related revenue is recognized.
     Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third party payors, such as traditional indemnity insurance companies. Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to either other third party payors or directly to patients. Amounts due from patients represent a disproportionately higher amount of the provision for doubtful accounts. Revenue from Medicare represented approximately 64%, 77% and 65% of total revenue in 2005, 2004 and 2003, respectively.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
     Pursuant to the NationsHealth Discount Prescription Card Program, the Company receives a transaction-based fee each time a cardholder saves money with the card. The transaction fee ranges from $0.70 to $1.30 per transaction. Revenue is recognized in the month the transaction occurs. Additionally, during the second quarter of 2004, the Company began earning manufacturer rebates when cardholders purchase certain drugs using the card. Revenue from manufacturer rebates is recognized when earned and the amount is fixed and determinable. These rebates, which amounted to approximately $457,000 and $308,000 for the years ended December 31, 2005 and 2004, respectively, are included in prescription card revenue in the accompanying consolidated statements of operations.
     Revenue recognized under the Company’s agreement with CIGNA (see Note 4) is recognized when earned as the services are performed and is presented in the accompanying consolidated statements of operations as service revenue. The direct costs of administering the services are shown as cost of services in arriving at gross profit.
Patient Acquisition and Related Costs
     Patient acquisition and related costs represent the costs incurred by the Company in the development of its patient base. These costs are primarily comprised of advertising, promotion, call center and data collection expenses and the provision for costs of inventory shipped but never billed because all documents required to bill Medicare have not been collected. Patient acquisition and related costs are charged to expense as incurred because they are only indirectly associated with the sale of product and services, and therefore not of a direct-response nature.
     Advertising costs, which are included in patient acquisition and related costs and in cost of services, to the extent related to the Company’s agreement with CIGNA (see Note 4), are expensed as incurred. These costs, which primarily related to television airtime, were approximately $12,717,000, $8,232,000 and $2,608,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Shipping Costs
     Shipping costs, which are included in patient service and fulfillment costs in the accompanying consolidated financial statements, were approximately $4,033,000, $4,257,000 and $1,365,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
Stock-Based Compensation
     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation costs for stock options are measured as the excess, if any, of the market price of NationsHealth’s stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, NationsHealth provides the additional disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”
     NationsHealth has adopted the disclosure only provisions of SFAS 123. Had compensation costs for NationsHealth’s employee stock option grants been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, NationsHealth’s net loss and loss per share would have been equal to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004 (in thousands, except per share data), as follows:

	2005	2004
Net loss, as reported	$(19,819)	$(26,424)
Add: Stock-based employee compensation expense included in net loss	78	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,132)	(346)

Pro forma	$(20,873)	$(26,770)

Loss per share – basic and diluted
As reported	$(0.75)	$(1.01)

Pro forma	$(0.79)	$(1.02)

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
     For purposes of the pro forma calculations, the fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	2005 Grants	2004 Grants
Expected volatility	49%	50%
Approximate risk free interest rate	4.03%	3.27%
Expected lives	5.0 years	6.0 years
Loss Per Share
     As discussed in Note 1, historical results prior to September 1, 2004 reflected in these consolidated financial statements are those of NationsHealth Holdings, for which there was no common stock outstanding. To provide comparability of all periods presented for loss per share amounts, the total shares outstanding immediately after consummation of the merger were deemed to be outstanding from the beginning of the earliest period presented. The shares issuable upon conversion of the Notes (see Note 10) and the shares issuable upon exercise of the Company’s outstanding warrants, stock options, unvested restricted stock and the underwriters’ option have been excluded from the calculation of diluted earnings per share for all relevant periods presented as their effect would have been antidilutive.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates include assessing allowances for doubtful accounts and sales returns and allowances, determination of appropriate Medicare reimbursement rates, and the valuation of costs related to billings in process. Actual results could differ from those estimates.
Fair Value of Financial Instruments
     The respective carrying value of certain on-balance-sheet financial instruments approximates their fair value. These instruments include cash and cash equivalents, accounts receivable and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.
     The fair value of the Company’s line of credit borrowings is estimated based on current rates offered to the Company for debt of comparable maturities and similar collateral requirements, and approximates carrying value.
     Based upon various factors, including borrowing rates and the market value for NationsHealth common stock, the estimated fair value of the Company’s convertible notes as of December 31, 2005 was approximately $16,351,000, compared to a carrying value of approximately $5,176,000.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and other receivables.
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
     Included in other receivables is the balance due from Lincare Inc. and Med 4 Home Inc., related to the sale of the Company’s respiratory division (see Note 6), which the Company does not consider to be a significant credit risk.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to recognize the compensation cost relating to employee share-based payment transactions in the financial statements based on their fair values. SFAS No. 123(R) was to be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC deferred the effective date of SFAS No. 123(R). SFAS No. 123(R) will be effective for the Company beginning January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
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
     The Company intends to adopt SFAS No. 123(R) using the modified prospective method. The Company is unable to determine the future impact of the adoption of SFAS No. 123(R) on its results of operations because the amount and terms of future share-based payments are not known at this time. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 described above as pro forma net loss and loss per share.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” which applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.
3. LIQUIDITY AND PROFITABILITY CONSIDERATIONS
     From inception and continuing through 2005, the Company has used significant amounts of cash in its operations and has incurred net losses of approximately $19,819,000, $26,424,000 and $3,826,000 for the years ended December 31, 2005, 2004 and 2003, respectively. As reflected in the consolidated balance sheet as of December 31, 2005, the Company had cash and short-term investments of approximately $14,894,000 and negative working capital, excluding deferred revenue, of approximately $329,000.
     Management’s plans with regard to these matters encompasses the following:
     CIGNA Funding Arrangement
     On March 31, 2006, the Company and CIGNA amended the terms of their strategic agreement (see Note 4) pursuant to which CIGNA has agreed, among other things, to fund the costs of marketing and enrollment related to its Medicare Part D prescription drug plans effective February 20, 2006 through the end of the 2006 plan year enrollment period. Such funding arrangement is expected to significantly reduce the near-term cash usage related to the Company’s Part D operations and enhance the Company’s cash flow through the end of 2006.
     Revolving Line of Credit.
     The Company has a revolving line of credit agreement, as amended on March 21, 2006 (see Note 9). As of December 31, 2005, the unused portion available under the revolving line of credit was approximately $2,758,000.
     Cost Reductions
     Under alternative plans of operations, management would, if considered necessary, be able to substantially reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. LIQUIDITY AND PROFITABILITY CONSIDERATIONS – (Continued)
     Potential Sale of Intangible Assets
     On September 2, 2005, the Company sold its respiratory division for a total of approximately $16,000,000 (see Note 6). Although no such actions are planned, management believes that additional opportunities are available to raise cash from the sale of all or a portion of the Company’s developed patient base.
Summary
     Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve liquidity and profitability, and that it has sufficient liquidity to continue as a going concern for at least the next twelve months. However, there can be no assurances that management’s plans will be achieved.
4. CIGNA AGREEMENT
     The Company entered into a strategic agreement with CIGNA effective May 5, 2005 to provide services to CIGNA in connection with CIGNA’s offering of Medicare Part D prescription drug plans, called “CIGNATURE Rx”, to Medicare beneficiaries. This arrangement combines CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and NationHealth’s experience with regard to Medicare and expertise in enrolling individual Medicare eligible patients into healthcare programs. The initial term of the agreement is through December 31, 2009.
     As required under the Company’s agreement with CIGNA, on October 1, 2005, NationsHealth discontinued all marketing of prescription discount cards and, pursuant to the CIGNA agreement, cannot resume marketing prescription discount cards to Medicare beneficiaries for the remainder of the agreement.
     In conjunction with the Company’s agreement with CIGNA, on November 4, 2005 CIGNA purchased from the Company 303,030 shares of its common stock for $6.60 per share, or approximately $2,000,000, and the Company issued to CIGNA warrants to purchase 2,936,450 shares of its common stock at $6.60 per share. The fair value of the warrants and the discount from the fair value of the common stock on the date of purchase, totaling approximately $16,156,000, was deferred and is being expensed over approximately 50 months on a straight-line basis from the date of issuance through the remaining term of the agreement.
     Pursuant to the agreement, the Company committed to obtain additional financing to enable it to make the significant infrastructure, personnel and marketing investments necessary to enroll beneficiaries, when they began selecting their Part D prescription drug plans. The Company satisfied its obligation for additional financing through the proceeds received from the sale of its respiratory division, as discussed in Note 6.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. US BIO JOINT VENTURE
     On August 3, 2005, the Company entered into a joint venture with US Bioservices Corporation (“US Bio”), pursuant to the limited liability company operating agreement, (the “Operating Agreement”) of NationsHealth Specialty Rx, LLC, a Delaware limited liability company (“Specialty Rx”). The Company and US Bio are the sole members of Specialty Rx.
     Pursuant to the Operating Agreement, Specialty Rx will develop, own and operate a specialty and oncology pharmacy business which will, among other things, dispense specialty pharmaceuticals directly to patients, their physicians, and possibly via retail alliance programs that may be established with retail pharmacy chains, and provide patients and physicians with the mail order dispensing of specialty pharmacy and oncology products and other value-added clinical support and patient education services related to specialty pharmacy and oncology.
     On August 18, 2005, US Bio purchased 273,897 shares of the Company’s common stock for $1,500,000, or approximately $5.48 per share. The share purchase price was based upon the average closing price per share of the Company’s common stock, as reported by Nasdaq, for the twenty (20) consecutive trading days immediately prior to August 18, 2005. Simultaneously, the Company made a capital contribution to Specialty Rx of $1,530,000 for a 51% ownership interest, of which $1,500,000 consisted of the proceeds from the sale of the Company’s common stock to US Bio.
     Operations of Specialty Rx are planned to commence in the second quarter of 2006.
6. SALE OF RESPIRATORY DIVISION
     On September 2, 2005, the Company sold its respiratory division (including its respiratory-related inventory) to Lincare Inc. and Med 4 Home Inc. for approximately $16,000,000, of which, $14,400,000 was received at closing, approximately $800,000 was due and received on March 2, 2006 and $800,000 is due on September 2, 2006. The Company retained all existing accounts receivable with respect to the respiratory division. The Company continues to serve the diabetes supplies needs of those respiratory patients who were also receiving diabetes supplies. Pursuant to the transaction, the Company recorded a gain of approximately $15,508,000 during the year ended December 31, 2005.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. PROPERTY AND EQUIPMENT
     Property and equipment is stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the assets. Property and equipment consists of the following:

	Estimated Useful	December 31,
	Life (Years)	2005	2004
		(in thousands)
Office and computer equipment	3-5	$1,685	$682
Furniture and fixtures	5	686	351
Leasehold improvements	Up to 5	652	61
Software	3	2,414	1,317

		5,437	2,411
Less accumulated depreciation and amortization		1,690	641

		$3,747	$1,770

     The Company capitalizes certain internally developed software costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, generally 3 years. The amount of capitalized software development costs included in property and equipment in the accompanying consolidated balance sheets, totaled $1,151,000, net of accumulated amortization of $786,000 as of December 31, 2005 and $876,000, net of accumulated amortization of $314,000 as of December 31, 2004. Amortization of software development costs amounted to $486,000, $261,000 and $50,000 for 2005, 2004 and 2003, respectively.
     Capital leases of equipment are included in property and equipment in the accompanying consolidated balance sheet in the amount of approximately $183,000, net of accumulated amortization of approximately $79,000, as of December 31, 2005. Amortization of assets recorded under capital leases is included in depreciation and amortization in the accompanying consolidated statements of operations.
8. ACCRUED EXPENSES
     Accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accrued compensation	$3,202	$1,542
Accrued media	1,950	938
Accrued call center services	1,907	726
Other	4,971	3,989

	$12,030	$7,195

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. LINES OF CREDIT
     The Company entered into a revolving credit agreement in April 2004, which was subsequently amended and restated in June 2004 to add additional over-advance borrowing capability, and amended again in August and November 2004 and February, May, August and November 2005 to adjust the financial covenants to account for the Company’s actual and projected financial results. Under the current agreement, as amended, the available funding is limited by a borrowing base, which is comprised of a percentage of eligible accounts receivable and inventory, as defined, up to a maximum of $10,000,000. The credit agreement requires the Company to maintain a lock-box arrangement whereby amounts received into the lock-box are applied to reduce the revolving credit facility outstanding and contains certain subjective acceleration clauses in the event of a material adverse event, as defined. Borrowings under the credit agreement are classified as current liabilities in the Company’s consolidated balance sheets in accordance with the provisions set forth in Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”
     The revolving line bears interest monthly at the higher of prime plus 2.5%, or 4.0%, plus certain additional fees and charges. As of December 31, 2005, the rate under the facility was 9.7%. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum available cash balances, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of December 31, 2005 and 2004, the outstanding balance on the revolving credit facility was approximately $2,500,000 and $2,619,000, respectively. As of December 31, 2005, the total available credit (including amounts currently outstanding) under the revolving credit agreement was approximately $5,258,000.
     On March 21, 2006, the revolving credit agreement was amended and restated to, among other things, eliminate the over-advance borrowing capability, adjust the financial covenants to reflect the Company’s actual and projected financial results, provide the Company with the ability to prepay and terminate the credit facility at any time upon sixty days notice with the payment of certain early termination fees and extend the maturity date one year, to April 30, 2010. As a result of the amendment, the Company was brought in compliance with all applicable financial covenants under the agreement.
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

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. CONVERTIBLE NOTES – (Continued)
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
     The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction, as defined. If a Note is redeemed at the option of the Company other than upon a change of control transaction, the Holders may receive, at their discretion, either (i) the principal amount plus any accrued and unpaid interest of the Notes being redeemed (the “Par Redemption Price”), plus a warrant exercisable for such number of shares of the Company’s common stock the Holders would have received had the Notes being redeemed been converted immediately prior to such redemption, which warrant shall have an exercise price equal to the conversion price of the Notes in effect immediately prior to issuance of the warrant, and shall expire on February 28, 2012 (a “Redemption Warrant”), or (ii) 110% of the outstanding principal amount of the Notes being redeemed plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price, or if the Company does not act, the Holders may choose to either receive the Premium Redemption Price or require that the surviving entity assume the obligations of the Notes. Through December 31, 2005, no events have occurred that would trigger adjustments for anti-dilution.
     On February 28, 2010, and from time to time thereafter, the Company is required to redeem a portion of the Notes as more fully described in the Notes at the Par Redemption Price. In addition, upon a redemption by the Company of the Millstream Warrants (as defined in Note 11) which results in the exercise of at least three quarters of the Millstream Warrants outstanding as of the closing date for cash, the Holders shall have the right to require the Company to repurchase from them shares of common stock equal to such number of shares of common stock that would be receivable upon conversion of up to an aggregate of $5,000,000 in principal amount of the Notes, at the greater of the market price per share of the common stock at such time or $8.50 per share, provided, that in no event shall the aggregate payment for all of such shares exceed 25% of the cash proceeds of the Millstream Warrants exercised pursuant to the warrant redemption. Also, for 30 days following a redemption in which the Holders receive Redemption Warrants, (i) the Holders shall have a right (the “Tax Put Right”) by written notice to the Company to require the Company to purchase an amount of shares of common stock from the Holders, at the market price per share at such time, that is equal to an amount of up to $5,000,000 in the aggregate for all such redemptions for all Holders of all Notes and (ii) if the amount received by the Holders after exercising its rights up to the maximum aggregate amount pursuant to clause (i) is, when combined with the cash consideration received by the Holders upon redemption of the Notes, still insufficient to pay the income taxes relating to the redemption, the receipt of the Redemption Warrants and the exercise of the Tax Put Right, then, upon receipt of written notice from the Holders of such insufficiency, the Company

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. CONVERTIBLE NOTES – (Continued)
shall use commercially reasonable efforts to file a registration statement for all Holders of Notes (regardless of the number of redemptions) as soon as reasonably practicable after such redemption but in any event within thirty (30) days after such redemption and cause such registration statement to be declared effective as soon as practicable after such filing but in any event within sixty (60) days after such filing, failing which the Holders of all Notes shall have an additional Tax Put Right in the amount of up to $2,500,000 in the aggregate for all such redemptions. Through December 31, 2005, no events have occurred that would trigger any of these rights.
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
     In order to record the portions of the $15,000,000 proceeds attributable to debt and equity, the Company hired an independent valuation specialist to perform separate valuations of the debt and equity received by the Holders. The relative amount attributed to the Notes and the 1,785,714 shares of the Company’s common stock was calculated based upon their proportionate fair values applied to the total proceeds of $15,000,000. The amount allocated to the shares of common stock was recorded as a discount on the Notes. An additional discount was calculated for the beneficial conversion feature of the Notes by multiplying the total number of shares issuable upon conversion by the difference between the fair value per share and the effective conversion rate. The discount on the Notes is being amortized to interest expense over the life of the Notes based on the effective interest method. The effective interest rate of the Notes is approximately 31%.
     As part of the private placement transaction, the Company and shareholders representing a majority of the Company’s voting power entered into a stockholders agreement with the Holders requiring the Company to take all necessary and desirable action within its control to cause the nomination and the election of a person designated by the Holders to the Company’s Board of Directors (the “MHR Director”). The Holders requested, by a letter dated September 7, 2005, that the Company designate Dr. Mark H. Rachesky as the MHR Director. Pursuant to this agreement, on October 20, 2005, Dr. Rachesky was elected to the Company’s Board of Directors. As a result, the Notes and related activity and amounts have been presented as related party transactions in the accompanying consolidated financial statements.
11. STOCKHOLDERS’ EQUITY (DEFICIENCY)
The Offering
     On August 28, 2003, Millstream sold 4,025,000 units (“Units”) in the Offering (including 525,000 Units which were issued upon exercise of the underwriters’ over-allotment option). Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Millstream Warrants”). Each Millstream Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. Through December 31, 2005, 762,005 of the Millstream

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. STOCKHOLDERS’ EQUITY (DEFICIENCY) – (Continued)
Warrants have been exercised and 7,287,995 remained outstanding. The Millstream Warrants, which expire on August 25, 2007, are redeemable by the Company, at a price of $0.01 per Millstream Warrant upon 30 days notice, in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, Millstream issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.00 per share, but otherwise have the same terms and conditions as the Millstream Warrants. Separate trading of the common stock and the Millstream Warrants underlying the Units commenced on September 9, 2003.
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
     As discussed in Note 4, the Company issued to CIGNA warrants to purchase 2,936,450 shares of its common stock at $6.60 per share. The warrants will expire upon the earlier of (i) November 4, 2012 or (ii) immediately prior to an acquisition, merger or consolidation of the Company with any unrelated third party in which the Company is not the surviving entity.
Preferred Stock
     The Company is authorized to issue 50,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2005, no shares of preferred stock have been issued.
Common Stock Reserved
     As of December 31, 2005, the Company had 17,229,424 shares of common stock reserved for issuance upon exercise of warrants, stock options, the Notes and the underwriters’ option, which totaled 10,269,445, 3,623,394, 2,286,585 and 1,050,000, respectively.
12. EMPLOYEE STOCK COMPENSATION AND BENEFIT PLANS
2004 Incentive Stock Plan and 2005 Long-Term Incentive Plan
     On August 30, 2004, the shareholders of the Company voted to adopt the NationsHealth, Inc. 2004 Incentive Stock Plan (the “2004 Plan”) to enable the Company to offer directors, officers and other key employees stock options in the Company. A total of 1,900,000 shares of the Company’s common stock have been reserved for issuance under the 2004 Plan.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. EMPLOYEE STOCK COMPENSATION AND BENEFIT PLANS – (Continued)
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
     Awards under the 2004 Plan and 2005 Plan generally vest over a four-year period, with 25% vesting upon the first anniversary of the grant and 12.5% each six months thereafter, and have a maximum term of six years. Through December 31, 2005 all stock option grants had exercise prices equal to the market price on the date of the grant.
     A summary of the status and activity of the Company’s stock option plans is as follows for the years ended December 31, 2005 and 2004:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning of year	1,208,125	$6.87	—	—
Granted	1,018,048	6.81	1,208,125	$6.87
Exercised	—	—	—	—
Forfeited	(391,500)	6.72	—	—

Outstanding at end of year	1,834,673	$6.87	1,208,125	$6.87

Options exercisable at end of year	442,217	$6.88	47,625	$6.87

Weighted-average grant date fair value		$3.24		$3.52

     Information about stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$5.44 to $6.80	517,250	5.49	$6.35	20,000	$6.80
$6.87 to $6.87	1,075,375	4.81	$6.87	414,717	$6.87
$6.97 to $8.06	167,048	5.84	$7.89	7,500	$7.93
$8.20 to $8.20	75,000	5.76	$8.20	—	—

	1,834,673	5.13	$6.87	442,217	$6.88

     During the year ended December 31, 2005, a total of 376,606 shares of restricted stock were granted to employees under the 2005 Plan. The value of the restricted stock grants totaled approximately $2,921,000, which is being amortized to compensation expense on a straight-line basis over the four-year vesting period of the awards. The weighted average grant-date fair value of the restricted stock grants during the year ended December 31, 2005 was $7.76.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. EMPLOYEE STOCK COMPENSATION AND BENEFIT PLANS – (Continued)
Employee Savings Plan
     During 2004, NationsHealth established a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board of Directors, NationsHealth may elect to make contributions into the savings plan. Through December 31, 2005 the Board has not authorized any contributions and has no current plans for future contributions.
Bonus Plan and Trust
     In December 2004, certain of the Company’s principal shareholders transferred significant portions of their shares to fund a stock bonus plan for certain of the Company’s key employees and consultants. These shareholders transferred 2,006,893 shares of common stock, representing approximately 7.7% of the Company’s outstanding shares and 9.8% of their personal holdings, to a trust. The shares are being distributed to these employees and consultants over a four year period. The award of these fully vested shares related to prior services and the ultimate distribution was pre-determined and not contingent upon continuation of service to the Company or any other future event. The amount of expense recorded related to this transaction was $14,315,000, consisting of a non-cash charge of $13,707,000 for the value of the shares contributed and $608,000 of related payroll costs. The transfer of the shares, which had no effect on the total number of shares outstanding, was treated as a contribution to the capital of the Company.
13. INCOME TAXES
     For the year ended December 31, 2003 and the period in 2004 through the date of the Millstream merger on August 31, 2004, the Company was treated as a partnership for federal income tax purposes and therefore was not subject to income taxes. Subsequent to the merger date, the Company was subject to income taxes and has accounted for such taxes as prescribed in SFAS No. 109, “Accounting for Income Taxes.”
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

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. INCOME TAXES – (Continued)
     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2005 and 2004 are presented below (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$5,697	$1,076
Stock-based compensation	4,639	5,158
Allowances for doubtful accounts, claims denials and returns	6,943	4,388
Reserve for costs related to billings in process	458	605
Accrued payroll	586	234
Deferred revenue	502	—
Other	169	—

Total deferred tax assets	18,994	11,461
Less valuation allowance	(18,278)	(10,993)

	716	468

Deferred tax liabilities:
Property and equipment	(141)	(468)
Software development costs	(435)	—
Other	(140)	—

Total deferred tax liabilities	(716)	(468)

Net deferred taxes	$—	$—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Because of the Company’s lack of earnings history, the net deferred tax assets have been offset by a full valuation allowance. The increase in the valuation allowance for the year ended December 31, 2005 was $7,285,000.
     At December 31, 2005, the Company had net operating loss carryforwards available of approximately $15,000,000. These carryforwards expire through 2025.
     Pursuant to the Internal Revenue Code and regulations thereunder, prior to the Millstream merger, NationsHealth Holdings was treated as a partnership for federal income tax purposes. Accordingly, the members reported their distributive share of income, deductions, gain, loss, credits and specifically allocated items on their respective income tax returns. Therefore, NationsHealth Holdings did not incur federal income tax through the date of the merger and the accompanying financial statements do not include a provision for federal income taxes for 2003. If the Company had been taxed as a corporation for the year ended December 31, 2003, the provision would have been $0.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. INCOME TAXES – (Continued)
     The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004 *
Tax at U.S. statutory rate	34.0%	34.0%
State taxes, net of federal benefit	3.5%	3.6%
Non-deductible items	(0.9%)	(0.2%)
Change in valuation allowance	(36.6%)	(56.5%)
Establishment of deferred tax asset at merger date	—%	19.1%

	—%	—%

*	Includes operations subsequent to the date of the Millstream merger on August 31, 2004 through December 31, 2004.
14. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS
Purchase Commitments
Medical Benefit Distribution Agreement
     Effective October 1, 2003, NationsHealth Holdings entered into a distribution agreement with a vendor who acquired a membership interest in NationsHealth Holdings on October 30, 2003, which was subsequently converted into common stock of the Company. The agreement requires the Company to make minimum purchases of diabetes supplies over the term of the agreement, which expires on December 31, 2006.
     For the years ended December 31, 2005, 2004 and 2003, the Company had total purchases from this vendor of approximately $8,815,000, $9,642,000 and $879,000, respectively, of which the total amount relating to the minimum purchase commitment was $16,777,000. The remaining commitment totaled approximately $30,452,000 at December 31, 2005. The Company also had inventory on hand from this vendor of approximately $419,000 and $639,000 as of December 31, 2005 and 2004, respectively. Additionally, the Company had accounts payable to this vendor of approximately $6,020,000 and $5,004,000 as of December 31, 2005 and 2004, respectively.
Advertising Commitments
     In order to secure pricing discounts, the Company has contracted to purchase a minimum of approximately $4,412,000 in advertising during 2006.
Leases
     The Company leases certain office space, warehouse and distribution space, and equipment under noncancelable leases. While most of the leases are operating leases, certain equipment is leased under capital leases. Significant operating leases include the Company’s corporate offices, which is scheduled to expire in August 2010 and contains renewal options for two 3-year terms, the lease for the Company’s

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS – (Continued)
distribution center, which is scheduled to expire in September 2006, and the lease for the primary location for the Company’s Part D operations, which is scheduled to expire in October 2007 and contains renewal options for two 5-year terms. Certain of these leases contain rent concessions and payment escalations, in which case rent expense, including the impact of the concessions and/or escalations, is recognized on a straight-line basis over the term of the lease. The Company’s corporate office lease also included approximately $380,000 of leasehold improvement incentives, which has been capitalized and is being amortized, as well as recorded as an adjustment to rent expense, on a straight-line basis over the initial term of the lease.
     The approximate future minimum lease payments under capital and operating leases at December 31, 2005, were as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases
2006	$150	$1,638
2007	30	1,425
2008	4	923
2009	—	832
2010	—	531

	184	$5,349

Less: amounts representing interest	34

Net present value of capital lease obligations	$150

     Rent expense was approximately $1,633,000, $707,000 and $200,000, for the years ended December 31, 2005, 2004 and 2003, respectively.
Equity Participation Fee
     The Company’s revolving credit facility (see Note 9), includes an equity participation fee that is contingent upon the Company’s financial results. The fee will become due on a date determined by the lender, which shall not be later than maturity, but may be earlier if the facility is terminated prior to April 30, 2010. The fee ranges from $250,000 to $625,000, depending upon factors existing as of the date determined by the lender. As of December 31, 2005, the Company had accrued approximately $460,000 related to the equity participation fee as additional interest expense.
Letter of Credit
     As of December 31, 2005 the Company is contingently liable under an open standby letter of credit for approximately $300,000 in favor of the landlord of the Company’s leased corporate headquarters.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS – (Continued)
Employment Agreements
     The Company has employment agreements with its Chief Executive Officer, Glenn M. Parker, M.D., President and Chief Information Officer, Lewis P. Stone, and, prior to December 16, 2005, with Robert Gregg, who served as Chief Operating Officer until October 5, 2005. In addition to salary, bonuses and benefits, these agreements also provide for termination benefits if the agreement is terminated by the Company for reasons other than cause or by the executive for good reason or disability, each as defined in the agreement. In these cases, the executive is entitled to:
•	An amount equal to the then current annual base salary for twenty-four months;

•	In the event of the executive’s disability, medical insurance during the period the executive’s spouse or the executive is eligible to receive benefits under COBRA;

•	Immediate vesting of all stock options or restricted stock previously granted to the executive;

•	Require the Company to purchase from the executive up to $3,000,000 worth of shares of the Company’s common stock. In lieu of a cash payment, the Company may arrange for the sale of the shares to a third party or register the resale of the shares, in which case the executive shall receive at least $3,000,000. If the Company decides to purchase the shares from the executive and one or both of the other executives exercises their rights to sell at the same time, then the Company may pay the funds to the executives over two or three years, as appropriate, in equal amounts pro-rata among the executives.
     On December 16, 2005, Mr. Gregg and the Company entered into a Separation Agreement and General Release (the “Separation Agreement”).
     Under the terms of the Separation Agreement, Mr. Gregg stepped down from all employment roles that he held at the Company effective December 16, 2005 (the “Separation Date”). The Company provided Mr. Gregg (i) a lump-sum separation payment of $250,000, and (ii) $150,000 in lieu of a 2005 bonus opportunity. Mr. Gregg will also receive deferred severance compensation (i) in the amount of $250,000 on the seven-month anniversary of the Separation Date (or, if the Company has by such date arranged for the private sale of $3,000,000 worth of Mr. Gregg’s common stock as described below, on or before December 31, 2006), and (ii) salary continuation at his current salary of $500,000 per annum, beginning on the eight-month anniversary of the Separation Date and continuing for a period of twelve months. In addition, the Company accelerated the vesting of all of Mr. Gregg’s unvested stock options such that all such options vested on the Separation Date.
     The Separation Agreement also provides that Mr. Gregg is deemed to have exercised his right (the “Put Right”) under his employment agreement to request that the Company arrange for the purchase of up to $3,000,000 worth of the Company’s common stock from Mr. Gregg. The Company has agreed to use its best efforts, during the period prior to June 30, 2006, to arrange for such sale in a privately negotiated transaction. If the Company does not arrange such sale prior to June 30, 2006, Mr. Gregg has the right to require the Company to purchase up to $3,000,000 worth of his common stock for cash, provided that the Company is not required to purchase more than $1,500,000 worth of such common stock in any calendar year. Under certain circumstances, the Company may pay such amounts over a period of up to three years. In lieu of a cash payment, the Company has the option to register such common stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended (the “Act”) or to sell such common stock pursuant to an exemption from the registration requirements under the Act. In no event shall Mr. Gregg receive less than $1,500,000 from such registered or exempt offering.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS – (Continued)
Notes Payable to Members of NationsHealth Holdings
     Prior to the Millstream merger, NationsHealth Holdings had Notes Payable to its Members. These notes, with interest of 12% per annum, were unsecured and originally due on October 30, 2006. Upon consummation of the Millstream merger on August 31, 2004, these notes were repaid in full. The Company incurred interest expense on these notes of approximately $230,000 and $171,000 for the years ended December 31, 2004 and 2003, respectively.
15. SEGMENT INFORMATION
     Since inception and into the third quarter of 2005, the Company operated in one line of business and had no reportable segments. Commencing in the fourth quarter of 2005 and as a result of the launch of the Company’s Medicare Part D operations, the Company adjusted its internal reporting structure resulting in two reportable segments: Medical Products and Medicare Part D. The Medical Products division markets and sells diabetes and ostomy supplies and, prior to September 2, 2005, respiratory medications and supplies, primarily to Medicare beneficiaries under Medicare Part B. The Medical Products segment consists of two operating divisions: Direct-to-Consumer, which markets and sells to patients primarily through direct-response television advertising and, through September 30, 2005, offered discount prescription cards, and Retail, which markets and sells to patients through the Company’s retail initiative with Kmart. Through its Medicare Part D segment, the Company provides services to CIGNA in connection with CIGNA’s offering its Medicare Part D prescription drug plans to Medicare beneficiaries.
     The Company’s management evaluates performance and allocates resources based primarily on segment revenues and profit or loss from operations. Segment profit or loss from operations for the reportable segments includes certain sales, marketing, fulfillment, and general and administrative expenses directly attributable to the segment and excludes certain corporate amounts that are managed outside of and not allocated to the reportable segments. The accounting policies of the Company’s reportable segments are the same as for the Company on a consolidated basis. For purposes of the Company’s segment reporting, the Direct-to-Consumer and Retail operating divisions are aggregated in the Medical Products segment.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. SEGMENT INFORMATION – (Continued)
     Revenues and segment profit (loss) for the Company’s reportable segments for the year ended December 31, 2005 are as follows (in thousands):

Revenue:
Medical Products (1)	$77,307
Medicare Part D (2)	10,249

Consolidated revenue	$87,556

Segment profit (loss):
Medical Products	$5,066
Medicare Part D	(13,440)
Unallocated amounts:
Amortization of equity issued to CIGNA	(646)
Gain on sale of respiratory division	15,508
Cost of employee stock bonus plan	—
Other corporate expenses	(23,360)

Consolidated loss from operations	$(16,872)

(1)	Revenue for the Medical Products segment includes net prescription card revenue.

(2)	Represents revenue from services provided to CIGNA.
     Depreciation and amortization for the year ended December 31, 2005 for the Medical Products and Medicare Part D segments totaled approximately $750,000 and $83,000, respectively.
     Identifiable assets for the Company’s reportable segments as of December 31, 2005 are as follows (in thousands):

Medical Products	$11,745
Medicare Part D	1,346
Unallocated assets	36,768

Consolidated assets	$49,859

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. MAJOR SUPPLIERS
     The Company purchases medical supplies for sale to Medicare eligible patients from several suppliers that constitute a significant portion of the Company’s purchases for the years ended December 31, 2005, 2004 and 2003. The major suppliers were as follows (in thousands):

	Percentage	Amount
	of	of
	Purchases	Purchases
Year Ended December 31, 2005
Supplier A (related party)	32%	$8,815
Supplier D	21%	5,646
Supplier E	10%	2,830

	63%	$17,291

Year Ended December 31, 2004
Supplier A (related party)	39%	$9,642
Supplier D	15%	3,794

	54%	$13,436

Year Ended December 31, 2003
Supplier B	18%	$1,895
Supplier C	15%	1,622
Supplier D	24%	2,531

	57%	$6,048

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2005
Revenue	$18,992	$22,151	$21,263	$25,150
Gross profit (loss)	12,066	13,666	11,915	(1,999)
Net (loss) income	(8,274)	(5,400)	11,792 (2)	(17,937	)(1)
(Loss) earnings per share — basic	$(0.32)	$(0.21)	$0.45	$(0.67)
(Loss) earnings per share — diluted*	$(0.32)	$(0.21)	$0.40	$(0.67)

2004
Revenue	$13,305	$18,580	$20,087	$22,250
Gross profit	9,250	12,627	13,804	15,823
Net loss	(3,071)	(4,235)	(888)	(18,230	)(3)
Loss per share - basic and diluted*	$(0.12)	$(0.16)	$(0.03)	$(0.70)

(1)	Results for the quarter ended December 31, 2005 reflect expenses of approximately $3,430,000 related to year-end bonuses and approximately $1,274,000 related to executive severance.

(2)	Results for the quarter ended September 30, 2005 reflect a gain of approximately $15,508,000 related to the sale of the Company’s respiratory division (see Note 6).

(3)	Results for the quarter ended December 31, 2004 reflect a charge of approximately $14,315,000 related to an employee stock bonus plan (see Note 12).

*	See Note 2.

NATIONSHEALTH, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charged
	at	to Costs	Charged			Balance
	Beginning	and	to Other			at End of
Year ending December 31:	of Period	Expenses	Accounts		Deductions	Period
2005
Deducted from asset accounts:
Allowances for doubtful accounts and claim denials	$10,985	$7,575	$549	(a)	$(1,584)	$17,525
Allowances for costs related to billings in process	1,606	1,663	—		(2,052)	1,217
Reserves:
Reserve for sales returns	1,610	—	1,537	(b)	(1,814)	1,333

2004
Deducted from asset accounts:
Allowances for doubtful accounts and claim denials	$3,409	$12,228	$—		$(4,652)	$10,985
Allowances for costs related to billings in process	183	2,272	—		(849)	1,606
Reserves:
Reserve for sales returns	118	—	2,220	(b)	(728)	1,610

2003
Deducted from asset accounts:
Allowances for doubtful accounts and claim denials	$120	$3,794	$—		$(505)	$3,409
Allowances for costs related to billings in process	17	307	—		(141)	183
Reserves:
Reserve for sales returns	9	—	263	(b)	(154)	118

(a)	Allowances for claim denials netted against revenues.

(b)	Amount netted against revenues.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On April 20, 2005, Rachlin Cohen & Holtz LLP, the Company’s independent auditors, delivered to us a resignation letter in connection with our routine decision to engage another auditor. On April 20, 2005, we engaged Ernst & Young LLP as the Company’s independent auditors. The resignation of Rachlin Cohen & Holtz LLP and the appointment of Ernst & Young LLP were approved by the Audit Committee of the Board of Directors of the Company.
     Rachlin Cohen & Holtz LLP’s report on our financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During our two most recent fiscal years and any subsequent interim period preceding the resignation of Rachlin Cohen & Holtz LLP, there were no disagreements with Rachlin Cohen & Holtz LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope.
     Prior to our engagement of Ernst & Young, we did not consult with Ernst & Young regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Ernst & Young concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any other matters or reportable events described in Item 304(a)(2)(ii) of Regulation S-K.
Item 9A. Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.
Code of Ethics
     Our Code of Business Conduct and Ethics, which covers all employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, is available on our website at www.nationshealth.com in the Investor Relations section, under Corporate Governance.
Item 11. Executive Compensation
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     Some of the information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information about the common stock that may be issued under our existing equity compensation plans as of December 31, 2005.

Number of securities remaining
		Weighted-average	available for future issuance
	Number of securities to	exercise price of	under
	be issued upon exercise	outstanding	equity compensation plans
	of outstanding options,	options, warrants	(excluding securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,834,673	$6.87	1,788,721
Equity compensation plans not approved by security holders	—	—	—

Total	1,834,673	$6.87	1,788,721

Item 13. Certain Relationships and Related Transactions
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.
Item 14. Principal Accountant Fees and Services
     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2005.
Item 15. Exhibits and Financial Statement Schedules
(a)	1. Consolidated Financial Statements.
      For a list of the consolidated financial information included herein, see Index at Item 8.
2. Financial Statement Schedules
       The following consolidated financial statement schedule is included in Item 8:
     Schedule II — Valuation and Qualifying Accounts
     Schedules other than the one listed above have been omitted because they are either not required or not applicable, or because the required information has been included in the consolidated financial statements or notes thereto.
     3. Exhibits
     The exhibits on the accompanying Exhibit Index immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, this 31st day of March, 2006.

NATIONSHEALTH, INC.

By:	/s/ Glenn M. Parker

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date
/s/ Glenn M. Parker Glenn M. Parker	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ Timothy Fairbanks Timothy Fairbanks	Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2006

/s/ Arthur R. Spector Arthur R. Spector	Chairman of the Board of Directors	March 31, 2006

/s/ Lewis P. Stone Lewis P. Stone	Director, President and Chief Information Officer	March 31, 2006

/s/ Elliot F. Hahn Elliot F. Hahn, Ph.D.	Director	March 31, 2006

/s/Gary D. Small Gary D. Small	Director	March 31, 2006

/s/ Raymond N. Steinman Raymond N. Steinman	Director	March 31, 2006

/s/ Michael D. Tabris Michael D. Tabris	Director	March 31, 2006

/s/ Mark H. Rachesky Mark H. Rachesky, M.D.	Director	March 31, 2006

/s/ Don K. Rice Don K. Rice	Director	March 31, 2006

/s/ Richard R. Howard Richard R. Howard	Director	March 31, 2006

/s/ George F. Raymond George F. Raymond	Director	March 31, 2006

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger dated as of August 10, 2004 among Millstream Acquisition Corporation, N Merger L.L.C. and NationsHealth Holdings, L.L.C. Filed as Annex A to the Company’s Definitive Proxy Statement (File No. 000-50348) filed August 13, 2004 and incorporated herein by reference.

2.2	Amended and Restated Asset Purchase Agreement, dated September 3, 2005, by and between Lincare Inc., Med 4 Home Inc., United States Pharmaceutical Group, LLC and the Company. Certain schedules referenced in the Amended and Restated Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request. Filed as Exhibit 2.1 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

3.1	Second Restated Certificate of Incorporation of Millstream Acquisition Corporation. Filed as Exhibit 3.3 to the Company’s Form 8-A12G/A (File No. 000-50348) filed September 8, 2004 and incorporated herein by reference.

3.2	By-Laws of NationsHealth, Inc., as amended and restated on August 31, 2004. Filed as Exhibit 3.4 to the Company’s Form 8-A12G/A (File No. 000-50348) filed September 8, 2004 and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-105388), as amended, originally filed on May 19, 2003 and incorporated herein by reference.

4.2	Specimen Warrant Certificate. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-105388), as amended, originally filed on May 19, 2003 and incorporated herein by reference.

4.3	Form of Unit Purchase Option granted to Representative. Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-105388), as amended, originally filed on May 19, 2003 and incorporated herein by reference.

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. Filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-105388), as amended, originally filed on May 19, 2003 and incorporated herein by reference.

4.5	Specimen Unit Certificate. Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-105388), as amended, originally filed on May 19, 2003 and incorporated herein by reference.

4.6	7 3/4% Secured Convertible Note issued by the Company to MHR Capital Partners (100) LP dated February 28, 2005. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

4.7	7 3/4% Secured Convertible Note issued by the Company to MHR Capital Partners LP dated February 28, 2005. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

4.8	7 3/4% Secured Convertible Note issued by the Company to OTQ LLC dated February 28, 2005. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

4.9	Warrant Agreement, dated as of May 4, 2005, by and between NationsHealth, Inc. and Connecticut General Life Insurance Company. Filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 000-50348) filed May 11, 2005 and incorporated herein by reference.

Exhibit No.	Description
10.1*	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Glenn M. Parker, M.D. Filed as Exhibit 5.02(d) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.2*	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Robert Gregg. Filed as Exhibit 5.02(e) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.3*	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Lewis Stone. Filed as Exhibit 5.02(f) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.4*	Employment Agreement made as of April 15, 2005,by and between NationsHealth, Inc. and Gregory J. Cuoto. Filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-50348) filed April 21, 2005 and incorporated herein by reference.

10.5*	Employment Agreement made as of April 15, 2005,by and between NationsHealth, Inc. and Tracy M. Schmidt, Esq. Filed as Exhibit 99.2 to the Company’s Form 8-K (File No. 000-50348) filed April 21, 2005 and incorporated herein by reference.

10.6*	Employment Agreement made as of April 15, 2005,by and between NationsHealth, Inc. and Tim Fairbanks. Filed as Exhibit 99.3 to the Company’s Form 8-K (File No. 000-50348) filed April 21, 2005 and incorporated herein by reference.

10.7*	Employment Agreement made as of February 3, 2006, by and between NationsHealth, Inc. and Robert E. Tremain. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed February 9, 2006 and incorporated herein by reference.

10.8	Indemnification and Escrow Agreement, dated as of August 30, 2004 among Millstream Acquisition Corporation, Continental Stock Transfer & Trust Company, as Escrow, RGGPLS Holding, Inc., and Arthur Spector. Filed as Exhibit 5.02(g) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.9	Lease Agreement with Liberty Property Limited Partnership dated March 1, 2003, for the property located at 13650 N.W. 8th Street, Sunrise, Florida. Filed as exhibit 10.5 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.10	Assignment of Lease Agreement with Liberty Property Limited Partnership for the property located at 13650 N.W. 8th Street, Sunrise, Florida, dated February 19, 2004. Filed as exhibit 10.6 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

Exhibit No.	Description
10.11	Lease Agreement with Liberty Property Limited Partnership dated May 1, 2004, for the property located at 13630 N.W. 8th Street, Sunrise, Florida. Filed as exhibit 10.7 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.12	Assignment of Lease Agreement with Liberty Property Limited Partnership for the property located at 13630 N.W. 8th Street, Sunrise, Florida, dated February 19, 2004. Filed as exhibit 10.8 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.13	Sublease Agreement with D & K Healthcare Resources Inc. dated May 19, 2004, for the premises located at 2955 West Corporate Lakes Boulevard, Weston, Florida. Filed as exhibit 10.9 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.14*	NationsHealth, Inc. 2005 Long-Term Incentive Plan effective as of April 25, 2005. Filed as exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed June 17, 2005 and incorporated herein by reference.

10.15*	RGGPLS Holding, Inc. Stock Bonus Plan & Trust effective December 30, 2004. Filed as exhibit 10.1 to the Company’s Form S-8 (File No. 333-126197) filed June 28, 2005 and incorporated herein by reference.

10.16*	Amendment No. 1 to RGGPLS Holding, Inc. Stock Bonus Plan & Trust effective February 28, 2005. Filed as exhibit 10.2 to the Company’s Form S-8 (File No. 333-126197) filed June 28, 2005 and incorporated herein by reference.

10.17*	NationsHealth, Inc. 2004 Incentive Stock Plan, dated August 30, 2004. Filed as Annex I to the Company’s Definitive Proxy Statement (File No. 000-50348) filed August 13, 2004 and incorporated herein by reference.

10.18	Amended and Restated Revolving Credit and Security agreement among United States Pharmaceutical Group, L.L.C. and NationsHealth Holdings, L.L.C. and CapitalSource Finance LLC dated as of June 29, 2004. Filed as exhibit 10.4 to the Company’s Form 10-Q (File No. 000-50348) filed August 15, 2005 and incorporated herein by reference.

10.19	First Amendment to Amended and Restated Revolving Credit and Security Agreement by and between CapitalSource Finance LLC, United States Pharmaceutical Group, L.L.C. d/b/a NationsHealth, and NationsHealth Holdings, L.L.C., dated as of August 10, 2004. Filed as exhibit 10.5 to the Company’s Form 10-Q (File No. 000-50348) filed August 15, 2005 and incorporated herein by reference and incorporated herein by reference.

10.20	Joinder and Second Amendment to Amended and Restated Revolving Credit and Security Agreement by and between CapitalSource Finance LLC, United States Pharmaceutical Group, L.L.C. d/b/a NationsHealth, NationsHealth Holdings, L.L.C., and NationsHealth, Inc., dated as of September 14, 2004. Filed as exhibit 10.6 to the Company’s Form 10-Q (File No. 000-50348) filed August 15, 2005 and incorporated herein by reference.

10.21***	Strategic Agreement by and among Connecticut General Life Insurance Company, United States Pharmaceutical Group, L.L.C. and NationsHealth, Inc., dated as of May 4, 2005. Filed as exhibit 10.9 to the Company’s Form 10-Q (File No. 000-50348) filed August 15, 2005 and incorporated herein by reference.

10.22**	Limited Liability Company Agreement of NationsHealth Specialty Rx, LLC, dated August 3, 2005, by and between US Bioservices Corporation and the Company. Filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

10.23	Sublease Agreement with Asset Management Outsourcing, Inc. dated August 3, 2005 for the property located at 7067C West Broward Boulevard Plantation, Florida 33317. Filed as Exhibit 10.8 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

Exhibit No.	Description
10.24*	Separation Agreement and General Release, dated December 16, 2005, between Robert Gregg and NationsHealth, Inc. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed December 22, 2005 and incorporated herein by reference.

10.25*	Amendment to the Employment Agreement Between NationsHealth, Inc. and Robert E. Tremain as of February 3, 2006.+

10.26	Second Amended and Restated Revolving Credit and Security Agreement among NationsHealth, Inc., United States Pharmaceutical Group, L.L.C. and NationsHealth Holdings, L.L.C. and CapitalSource Finance LLC dated as of March 21, 2006. Filed as exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed March 27, 2006 and incorporated herein by reference.

10.27*	Information on bonuses granted for 2005 to the Chairman of the Board and Executive Officers of NationsHealth, Inc. Included in the Form 8-K (File No. 000-50348) filed January 17, 2006 and incorporated herein by reference.

10.28*	Description of NationsHealth, Inc. Non-Employee Director Compensation.+

10.29	Stockholders Agreement, dated as of March 9, 2004, as amendment on June 2, 2004 among Millstream Acquisition Corporation, RGGPLS Holding, Inc. and GRS Holdings, L.L.C. Filed as Annex E to the Company’s Definitive Proxy Statement (File No. 000-50348) filed August 13, 2004 and incorporated herein by reference.

10.30	Registration Rights Agreement, dated as of March 9, 2004, as amended on June 2, 2004, by and among Millstream Acquisition Corporation, RGGPLS Holding, Inc., GRH Holdings, L.L.C., and Becton, Dickinson and Company. Filed as Annex F to the Company’s Definitive Proxy Statement (File No. 000-50348) filed August 13, 2004 and incorporated herein by reference.

10.31	Amended and Restated Governance Agreement, dated as of August 10, 2004, among Millstream Acquisition Corporation, RGGPLS Holding, Inc., and Arthur Spector. Filed as Exhibit 5.02(a) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.32*	Form of Stock Option Agreement under the NationsHealth, Inc. 2004 Stock Option Plan. Filed as Exhibit 10.12 to the Company’s Form 10-QSB (File No. 000-50348) filed November 10, 2004 and incorporated herein by reference.

10.33	Securities Purchase Agreement, dated as of May 4, 2005, by and between NationsHealth, Inc. and Connecticut General Life Insurance Company. Filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 000-50348) filed May 11, 2005 and incorporated herein by reference.

10.34	Stock Purchase Agreement, dated August 18, 2005, by and between NationsHealth, Inc. and US Bioservices Corporation. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed August 24, 2005 and incorporated herein by reference.

10.35	Registration Rights Agreement, dated August 18, 2005, by and between NationsHealth, Inc. and US Bioservices Corporation. Filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 000-50348) filed August 24, 2005 and incorporated herein by reference.

10.36	Registration Rights Agreement, dated as of November 4, 2005, by and among NationsHealth, Inc. and the Holders of Registrable Securities. Filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 000-50348) filed November 10, 2005 and incorporated herein by reference.

10.37*	Form of Stock Option Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan. Filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

10.38*	Form of Restricted Stock Unit Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan. Filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

10.39*	Form of Restricted Stock Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan. Filed as Exhibit 10.6 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

10.40*	Form of Stock Appreciation Right Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan. Filed as Exhibit 10.7 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

10.41	Investment Unit Purchase Agreement, dated February 28, 2005, by and among the Company, NationsHealth Holdings, L.L.C., United States Pharmaceutical Group, L.L.C., MHR Capital Partners LP, OTQ LLC and MHR Capital Partners (100) LP. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

10.42	Senior Subordination Agreement, dated as of February 28, 2005, by MHR Capital Partners LP, MHR Capital Partners (100) LP and OTQ LLC, MHR Capital Partners LP in its capacity as collateral agent, in favor of CapitalSource Finance LLC, and for certain purposes RGGPLS Holding, Inc. Filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

10.43	Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated February 28, 2005, by and between CapitalSource Finance LLC, United States Pharmaceutical Group, L.L.C., NationsHealth Holdings, L.L.C. and the Company. Filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

10.44	Registration Rights Agreement, dated February 28, 2005, between the Company and the parties specified on the signature pages thereof. Filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

10.45	Stockholders Agreement, dated February 28, 2005, by and among the Company, RGGPLS Holding, Inc., GRH Holdings, L.L.C, MHR Capital Partners LP, OTQ LLC and MHR Capital Partners (100) LP. Filed as Exhibit 10.5 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

10.46	Consent and Waiver, dated as of February 28, 2005, among the Company and the stockholders of the Company named on the signature pages thereto. Filed as Exhibit 10.6 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

21	Subsidiaries of Registrant.+

23.1	Consent of Ernst & Young LLP.+

23.2	Consent of Rachlin Cohen & Holtz LLP.+

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended.+

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended.+

32.1	Certification pursuant to 18 U.S.C. Section 1350. ‡

*	Management contract or compensatory plan or arrangement.

**	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

***	Confidential treatment has been granted for portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

+	Filed herewith.

‡	Furnished herewith.