Form 10-Q
period 2006-03-31
NationsHealth, Inc.
filed 2006-05-15
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _________________
Commission file number 000-50348
NATIONSHEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1688360

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13630 N.W. 8th Street, Suite 210, Sunrise, Florida	33325

(Address of principal executive offices)	(Zip Code)
(954) 903-5000
(Registrant’s telephone number, including area code)
N/A
Former name, former address, and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At May 12, 2006, 28,288,898 shares of the issuer’s voting common stock were outstanding.

NATIONSHEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$3,435	$13,971
Short-term investments	2,419	923
Accounts receivable, net of allowances of $16,311 and $17,525, respectively	9,015	7,908
Inventory	1,167	1,285
Costs related to billings in process, net	843	874
Other receivables	996	1,877
Prepaid expenses and other current assets	1,003	750

Total current assets	18,878	27,588
Property and equipment, net	3,829	3,747
Investment in joint venture	1,530	1,488
Deferred CIGNA equity compensation, net	14,540	15,510
Other assets, net	1,813	1,526

Total assets	$40,590	$49,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,767	$13,387
Accrued expenses	11,499	12,030
Deferred revenue, current portion	619	235
Line of credit	2,500	2,500

Total current liabilities	28,385	28,152

Long-Term Liabilities:
Deferred revenue	1,374	1,100
Convertible notes, related party, net	5,440	5,176
Other long-term liabilities	1,950	1,414

Total long-term liabilities	8,764	7,690

Commitments and contingencies

Stockholders’ Equity:
Common stock	3	3
Additional paid-in capital	69,142	68,949
Unearned compensation	—	(2,761)
Accumulated deficit	(65,704)	(52,174)

Total stockholders’ equity	3,441	14,017

Total liabilities and stockholders’ equity	$40,590	$49,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2006	2005
Revenue:
Net product sales	$10,854	$17,137
Prescription card revenue	1,973	1,855
Service revenue	12,188	—

	25,015	18,992

Cost of product sales	5,284	6,926
Cost of services	19,082	—

Gross Profit	649	12,066

Operating Expenses:
Patient acquisition and related costs	1,081	9,154
Patient service and fulfillment	2,444	3,892
General and administrative	7,842	4,304
Provision for doubtful accounts	856	2,321
Depreciation and amortization	344	216
Amortization of equity issued to CIGNA	969	—

	13,536	19,887

Loss from Operations	(12,887)	(7,821)

Other Income (Expense):
Interest income	93	—
Interest expense, related party	(591)	(248)
Interest expense	(145)	(205)

	(643)	(453)

Net Loss	$(13,530)	$(8,274)

Loss per share — basic and diluted	$(0.49)	$(0.32)

Weighted average shares outstanding — basic and diluted	27,808	26,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(13,530)	$(8,274)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Provision for doubtful accounts	856	2,321
Provision for sales allowances and returns	679	350
Reserve for (recovery of) costs related to billings in process	(102)	868
Depreciation and amortization	458	216
Amortization of note discount	264	140
Amortization of deferred loan costs and other non-cash interest charges, net	67	74
Amortization of equity issued to CIGNA	969	—
Stock-based compensation	543	—
Other non-cash charges	400	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,399)	(7,033)
Inventory	118	(343)
Costs related to billings in process	133	(1,200)
Prepaid expenses and other assets	265	(283)
Increase (decrease) in:
Accounts payable and accrued expenses	137	1,007
Deferred revenue	658	—

Net cash and cash equivalents used in operating activities	(10,484)	(12,157)

Cash Flows from Investing Activities:
Maturity (purchase) of available for sale investments, net	(1,496)	100
Acquisition of property and equipment.	(540)	(334)

Net cash and cash equivalents used in investing activities	(2,036)	(234)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes, related party	—	15,000
Net draws on lines of credit	—	3,715
Proceeds from exercise of warrants	1,999	—
Payment of note issuance costs	—	(907)
Exercise of stock options	17	—
Principal payments under capital lease obligations	(32)	(29)

Net cash and cash equivalents provided by financing activities	1,984	17,779

Net (Decrease) Increase in Cash and Cash Equivalents	(10,536)	5,388
Cash and Cash Equivalents, Beginning of Period	13,971	2,904

Cash and Cash Equivalents, End of Period	$3,435	$8,292

Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	$—	$201

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of NationsHealth, Inc. (the “Company” or “NationsHealth”) and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that was filed with the SEC on March 31, 2006. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of annual results.
2. LIQUIDITY AND PROFITABILITY CONSIDERATIONS
     From inception and continuing through the first quarter of 2006, the Company has used significant amounts of cash in its operations and has incurred net losses of approximately $13,530,000, $19,819,000, $26,424,000 and $3,826,000 for the three months ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. As reflected in the condensed consolidated balance sheet as of March 31, 2006, the Company had cash and short-term investments of approximately $5,854,000 and negative working capital.
     Management’s plans with regard to these matters encompasses the following:
     CIGNA Funding Arrangement
     As further discussed in Note 3, on March 31, 2006, the Company and CIGNA amended the terms of their strategic agreement effective February 20, 2006. Such funding arrangement is expected to significantly reduce the near-term cash usage related to the Company’s Medicare Part D operations and enhance the Company’s cash flow through the end of 2006.
     Revolving Line of Credit
     The Company has a revolving line of credit agreement, as amended on March 21, 2006 (see Note 7). As of March 31, 2006, the unused portion available under the revolving line of credit was approximately $1,800,000.

     Cost Reductions
     In April 2006, the Company implemented plans to restructure and streamline its management organization in order to increase both cost effectiveness and profitability. Management would, if considered necessary, be able to further reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages.
     Potential Sale of Intangible Assets
     On September 2, 2005, the Company sold its respiratory division for a total of approximately $16,000,000. Although no such actions are planned, management believes that additional opportunities are available to raise cash from the sale of all or a portion of the Company’s developed patient base.
Summary
     Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve liquidity and profitability, and that it has sufficient liquidity to continue as a going concern for at least the next twelve months. However, there can be no assurances that management’s plans will be achieved.
3. CIGNA AGREEMENT
     The Company entered into a strategic agreement with Connecticut General Life Insurance Company (“CIGNA”) effective May 5, 2005 to provide services to CIGNA in connection with CIGNA’s offering of Medicare Part D prescription drug plans, called “CIGNATURE Rx”, to Medicare beneficiaries. This arrangement combines CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and NationHealth’s experience with regard to Medicare and expertise in enrolling individual Medicare eligible patients into healthcare programs. The initial term of the agreement is through December 31, 2009.
     As required under the Company’s agreement with CIGNA, on October 1, 2005, NationsHealth discontinued all marketing of prescription discount cards and, pursuant to the CIGNA agreement, cannot resume marketing prescription discount cards to Medicare beneficiaries for the remainder of the term of the agreement.
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
     On March 31, 2006, the Company and CIGNA amended the terms of the strategic agreement pursuant to which CIGNA agreed to, among other things, accelerate payments to the Company for the costs of marketing and enrollment related to its Medicare Part D prescription drug plans effective February 20, 2006 through the end of the 2006 plan year initial enrollment period. As a result of such accelerated funding the Company has a liability to CIGNA of approximately

$2,316,000 in its condensed consolidated balance sheet at March 31, 2006 which will be satisfied by future reductions in reimbursement from CIGNA through December 2007.
4. US BIO JOINT VENTURE
     On August 3, 2005, the Company entered into a joint venture with US Bioservices Corporation (“US Bio”), pursuant to the limited liability company operating agreement, (the “Operating Agreement”) of NationsHealth Specialty Rx, LLC, a Delaware limited liability company (“Specialty Rx”). The Company and US Bio are the sole members of Specialty Rx.
     Pursuant to the Operating Agreement, Specialty Rx is to develop, own and operate a specialty and oncology pharmacy business which will, among other things, dispense specialty pharmaceuticals directly to patients, their physicians, and possibly via retail alliance programs that may be established with retail pharmacy chains, and provide patients and physicians with the mail order dispensing of specialty pharmacy and oncology products and other value-added clinical support and patient education services related to specialty pharmacy and oncology.
     Operations of Specialty Rx have yet to commence.
5. REVENUE RECOGNITION
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
     Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third party payors, such as traditional indemnity insurance companies. Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to either other third party payors or directly to patients. Amounts due from patients represent a disproportionately higher amount of the provision for doubtful accounts. Revenue from Medicare represented approximately 37% and 71% of total revenue for the three months ended March 31, 2006 and 2005, respectively.
     Pursuant to the NationsHealth Discount Prescription Card Program, the Company receives a transaction-based fee each time a cardholder saves money with the card. The transaction fee ranges from $0.70 to $1.30 per transaction. Revenue is recognized in the month the transaction occurs. Additionally, the Company earns manufacturer rebates when cardholders purchase certain drugs using the card. Revenue from manufacturer rebates is recognized when earned and the amount is fixed and determinable.

     Revenue recognized under the Company’s agreement with CIGNA (see Note 3) is recognized when earned as the services are performed and is presented in the accompanying condensed consolidated statements of operations as service revenue. The direct costs of administering the services are shown as cost of services in arriving at gross profit.
6. STOCK-BASED COMPENSATION
     On August 30, 2004, the shareholders of the Company voted to adopt the NationsHealth, Inc. 2004 Incentive Stock Plan (the “2004 Plan”) to enable the Company to offer directors, officers and other key employees, stock options in the Company. A total of 1,900,000 shares of the Company’s common stock have been reserved for issuance under the 2004 Plan.
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
     Awards under the 2004 Plan and 2005 Plan generally vest over a four year period, with pro rata vesting upon the first anniversary of the grant and each six months thereafter. Awards of options have a maximum term of six years.
     Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation costs for stock options were measured as the excess, if any, of the market price of NationsHealth’s stock at the date of the grant over the amount an employee must pay to acquire the stock.
     Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant date for awards, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net loss and loss per share would have been equal to the pro forma amounts indicated below for the three months ended March 31, 2005 (in thousands, except per share data), as follows:

Net loss, as reported	$(8,274)

Add: Stock-based employee compensation expense included in net loss	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(252)

Pro forma	$(8,526)

Basic and diluted loss per share:
As reported	$(0.32)

Pro forma	$(0.33)

     Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. For the quarter ended March 31, 2006, the effect of the adoption of SFAS No. 123(R) resulted in an increase to the Company’s loss from operations and net loss of approximately $229,000, or $0.01 per basic and diluted loss per share. The adoption of SFAS No. 123(R) had no impact on net cash flows for the quarter ended March 31, 2006.
     The Company recognizes compensation cost related to stock options and other share-based awards on a straight-line basis over the requisite service period. At March 31, 2006, there was approximately $2,685,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years. As of March 31, 2006 the aggregate intrinsic value of exercisable options was $0. The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Quarter Ended March 31,
	2006 Grants	2005 Grants
Expected volatility	50%	50%
Approximate risk free interest rate	4.71%	4.11%
Expected term	5.0 years	5.0 years
Expected forfeitures	25%	0%
     A summary of the status and activity of the Company’s stock option plans is as follows for the quarter ended March 31, 2006:

		Weighted
		Average
		Exercise
	Shares	Price
Beginning of period	1,834,673	$6.87
Granted at Exercise Price = Market Price	66,500	5.29
Granted at Exercise Price > Market Price	200,000	6.65
Exercised	(2,500)	6.87
Forfeited	(73,000)	7.08
Expired	(136,000)	6.87

Outstanding at end of period	1,889,673	6.78

Options exercisable at end of period	336,717	6.75

Weighted-average grant date fair value	$1.76

     Information about stock options outstanding at March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Range of	Options	Remaining	Exercise	Options	Remaining	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Contractual Life	Price
$4.01 to $6.65	497,000	5.48	$6.06	33,000	4.94	$5.44
$6.80 to $6.80	251,750	5.45	6.80	20,000	5.45	6.80
$6.87 to $6.87	905,375	4.56	6.87	276,217	4.56	6.87
$6.97 to $8.20	235,548	5.59	7.96	7,500	5.56	7.93

	1,889,673	5.05	6.78	336,717	4.67	6.75

     As of December 31, 2005, there were 376,606 shares of unvested restricted stock outstanding, with a weighted average grant-date fair value of $7.76 per share. During the quarter ended March 31, 2006, 25,000 shares of restricted stock, with a grant-date fair value of $4.15 per share, were granted to an employee under the 2005 Plan. The value of the restricted stock grant approximated $104,000, which is being recorded to compensation expense on a straight-line basis over the four-year vesting period of the award. As of March 31, 2006, there were 401,606 shares of unvested restricted stock outstanding, with a weighted average grant-date fair value of $7.53 per share.
     Approximately $314,000 of compensation expense was recognized during the quarter ended March 31, 2006 related to restricted stock grants. At March 31, 2006, there was approximately $2,551,000 of total unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a remaining weighted average period of 2.2 years. Based upon the Company’s limited experience rate and the limited distribution of the restricted stock, forfeitures were estimated at 0% for the quarter ended March 31, 2006.
     As of December 31, 2005, the Company had a balance of approximately $2,761,000 in unearned compensation related to awards of unvested restricted stock. Upon adoption of SFAS No. 123(R), the balance in unearned compensation was reclassified to additional paid-in capital.
7. LINE OF CREDIT
     The Company entered into a revolving credit agreement in April 2004, which was subsequently amended and restated in June 2004 to add additional over-advance borrowing capability, and amended again in August and November 2004 and February, May, August and November 2005 to adjust the financial covenants to account for the Company’s actual and projected financial results.
     On March 21, 2006, the revolving credit agreement was amended and restated to, among other things, eliminate the over-advance borrowing capability, adjust the financial covenants to reflect the Company’s actual and projected financial results, provide the Company with the ability to prepay and terminate the credit facility at any time upon sixty days notice with the payment of certain early termination fees and extend the maturity date one year, to April 30, 2010. As a result of the amendment, the Company was brought into compliance with all applicable financial covenants under the agreement.

     Under the current agreement, as amended and restated, the available funding is limited by a borrowing base, which is comprised of a percentage of eligible accounts receivable and inventory, as defined, up to a maximum of $10,000,000. The credit agreement requires the Company to maintain a lock-box arrangement whereby amounts received into the lock-box are applied to reduce the revolving credit facility outstanding and contains certain subjective acceleration clauses in the event of a material adverse event, as defined. Borrowings under the credit agreement are classified as current liabilities in the Company’s balance sheet in accordance with the provisions set forth in Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”
     The revolving line bears interest monthly at the higher of prime plus 2.5%, or 6.5%, plus certain additional fees and charges. As of March 31, 2006, the rate under the facility was 10.25%. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum available cash balances, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of March 31, 2006 and December 31, 2005 the outstanding balance under the revolving credit facility was $2,500,000. As of March 31, 2006, the total available credit (including amounts currently outstanding) under the revolving credit agreement was approximately $4,340,000.
8. CONVERTIBLE NOTES
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
     The Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%, payable monthly. The Notes are secured by substantially all the Company’s assets, but are subordinated to the line of credit (see Note 7). The Notes may be subordinated to future indebtedness not to exceed $20,000,000 unless the Company achieves certain performance criteria as specified in the Notes, in which case the amount of senior debt may not exceed $25,000,000. The terms of the Notes allow the Holders, at their discretion, to convert all or part of the Notes into shares of the Company’s common stock at a conversion price of $6.56 per share, subject to adjustment for anti-dilution, which is limited and capped, as described in the Notes. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by the Company.

     The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction, as defined. If a Note is redeemed at the option of the Company other than upon a change of control transaction, the Holders may receive, at their discretion, either (i) the principal amount plus any accrued and unpaid interest of the Notes being redeemed (the “Par Redemption Price”), plus a warrant exercisable for such number of shares of the Company’s common stock the Holders would have received had the Notes being redeemed been converted immediately prior to such redemption, which warrant shall have an exercise price equal to the conversion price of the Notes in effect immediately prior to issuance of the warrant, and shall expire on February 28, 2012 (a “Redemption Warrant”), or (ii) 110% of the outstanding principal amount of the Notes being redeemed plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price, or if the Company does not act, the Holders may choose to either receive the Premium Redemption Price or require that the surviving entity assume the obligations of the Notes. Through March 31, 2006, no events have occurred that would trigger adjustments for anti-dilution.
     On February 28, 2010, and from time to time thereafter, the Company is required to redeem a portion of the Notes as more fully described in the Notes at the Par Redemption Price. In addition, upon a redemption by the Company of the Millstream Warrants (as defined in Note 9) which results in the exercise of at least three quarters of the Millstream Warrants outstanding as of the closing date for cash, the Holders shall have the right to require the Company to repurchase from them shares of common stock equal to such number of shares of common stock that would be receivable upon conversion of up to an aggregate of $5,000,000 in principal amount of the Notes, at the greater of the market price per share of the common stock at such time or $8.50 per share, provided, that in no event shall the aggregate payment for all of such shares exceed 25% of the cash proceeds of the Millstream Warrants exercised pursuant to the warrant redemption. Also, for 30 days following a redemption in which the Holders receive Redemption Warrants, (i) the Holders shall have a right (the “Tax Put Right”) by written notice to the Company to require the Company to purchase an amount of shares of common stock from the Holders, at the market price per share at such time, that is equal to an amount of up to $5,000,000 in the aggregate for all such redemptions for all Holders of all Notes and (ii) if the amount received by the Holders after exercising its rights up to the maximum aggregate amount pursuant to clause (i) is, when combined with the cash consideration received by the Holders upon redemption of the Notes, still insufficient to pay the income taxes relating to the redemption, the receipt of the Redemption Warrants and the exercise of the Tax Put Right, then, upon receipt of written notice from the Holders of such insufficiency, the Company shall use commercially reasonable efforts to file a registration statement for all Holders of Notes (regardless of the number of redemptions) as soon as reasonably practicable after such redemption but in any event within thirty (30) days after such redemption and cause such registration statement to be declared effective as soon as practicable after such filing but in any event within sixty (60) days after such filing, failing which the Holders of all Notes shall have an additional Tax Put Right in the amount of up to $2,500,000 in the aggregate for all such redemptions. Through March 31, 2006, no events have occurred that would trigger any of these rights.

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
9. STOCKHOLDERS’ EQUITY
Warrants
     On August 28, 2003, Millstream Acquisition Corporation (“Millstream”), the predecessor to NationsHealth, completed its initial public offering (the “Offering”). Pursuant to the Offering, Millstream sold 4,025,000 units (“Units”), including 525,000 Units which were issued upon exercise of the underwriters’ over-allotment option. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Millstream Warrants”). Each Millstream Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. During the quarter ended March 31, 2006, a total of 399,920 Millstream Warrants were exercised, resulting in proceeds of approximately $2,000,000. Through March 31, 2006, 1,161,925 of the Millstream Warrants have been exercised and 6,888,075 remained outstanding. The Millstream Warrants, which expire on August 25, 2007, are redeemable by the Company, at a price of $0.01 per Millstream Warrant upon 30 days notice, in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, Millstream issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.00 per share, but otherwise have the same terms and conditions as the Millstream Warrants. Separate trading of the common stock and the Millstream Warrants underlying the Units commenced on September 9, 2003.
     On March 9, 2004, Millstream granted warrants, which expire on August 31, 2011, to purchase an aggregate of 45,000 shares of common stock at an exercise price of $8.50 per share to three consultants who assisted in the due diligence investigation of NationsHealth and other aspects of the merger. The consultants were all employed by companies affiliated with directors of Millstream.
     As discussed in Note 3, the Company issued to CIGNA warrants to purchase 2,936,450 shares of its common stock at $6.60 per share. The warrants will expire upon the earlier of (i) November 4, 2012 or (ii) immediately prior to an acquisition, merger or consolidation of the Company with any unrelated third party in which the Company is not the surviving entity.

Common Stock Reserved
     As of March 31, 2006, the Company had 16,752,667 shares of common stock reserved for issuance upon exercise of warrants, stock options, the Notes and the underwriters’ option, which totaled 9,869,525, 3,546,557, 2,286,585 and 1,050,000, respectively.
10. EARNINGS (LOSS) PER SHARE
     The shares issuable upon conversion of the Notes (see Note 8) and the shares issuable upon exercise of the Company’s outstanding warrants, stock options, unvested restricted stock and the underwriters’ option have been excluded from the calculation of diluted loss per share for all periods presented as their effect would have been antidilutive.
11. CONTINGENCIES
Employment Arrangements
     On December 16, 2005, Robert Gregg, who served as the Company’s Chief Operating Officer until October 5, 2005, and the Company entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Gregg stepped down from all employment roles that he held at the Company effective December 16, 2005 (the “Separation Date”). The Company provided Mr. Gregg (i) a lump-sum separation payment of $250,000, and (ii) $150,000 in lieu of a 2005 bonus opportunity. Mr. Gregg will also receive deferred severance compensation (i) in the amount of $250,000 on the seven-month anniversary of the Separation Date (or, if the Company has by such date arranged for the private sale of $3,000,000 worth of Mr. Gregg’s common stock as described below, on or before December 31, 2006), and (ii) salary continuation at his current salary of $500,000 per annum, beginning on the eight-month anniversary of the Separation Date and continuing for a period of twelve months.
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

     The Company has an employment contract with Mr. Couto, its former Executive Vice President of Operations, dated as of April 15, 2005 (the “Couto Agreement”). Under the Couto Agreement, in the event of Mr. Couto’s constructive or involuntary termination by the Company without cause, as defined in the agreement, or if Mr. Couto resigns for good cause, as defined, Mr. Couto is entitled to termination benefits. Mr. Couto’s termination benefits include payment of an amount equal to his base salary for twenty four months, medical insurance for Mr. Couto and his immediate family for the maximum period allowed under COBRA, and full vesting of any unvested stock options or restricted stock then held by him. Mr. Couto and the Company have agreed that his employment with the Company terminated effective April 26, 2006. Mr. Couto and the Company disagree as to the reasons for the termination. The Company is not able to assess the outcome of this dispute at the present time.
Equity Participation Fee
     The Company’s revolving credit facility (see Note 7), includes an equity participation fee that is contingent upon the Company’s financial results. The fee will become due on a date determined by the lender, which shall not be later than maturity, but may be earlier if the facility is terminated prior to April 30, 2010. The fee ranges from $250,000 to $625,000, depending upon factors existing as of the date determined by the lender. As of March 31, 2006, the Company had accrued approximately $493,000 related to the equity participation fee as additional interest expense.
12. SEGMENT INFORMATION
     Since inception and into the third quarter of 2005, the Company operated in one line of business and had no reportable segments. Commencing in the fourth quarter of 2005 and as a result of the launch of the Company’s Medicare Part D operations, the Company adjusted its internal reporting structure resulting in two reportable segments: Medical Products and Medicare Part D. The Medical Products division markets and sells diabetes and ostomy supplies and, prior to September 2, 2005, respiratory medications and supplies, primarily to Medicare beneficiaries under Medicare Part B. The Medical Products segment consists of two operating divisions: Direct-to-Consumer, which markets and sells to patients primarily through direct-response television advertising and, through September 30, 2005, offered discount prescription cards, and Retail, which markets and sells to patients through the Company’s retail initiative with Kmart Corporation. Through its Medicare Part D segment, the Company provides services to CIGNA in connection with CIGNA’s offering its Medicare Part D prescription drug plans to Medicare beneficiaries.
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

     Revenues and segment profit (loss) for the Company’s reportable segments for the quarter ended March 31, 2006 are as follows (in thousands):

Revenue:
Medical Products (1)	$12,827
Medicare Part D (2)	12,188

Consolidated revenue	$25,015

Segment profit (loss):
Medical Products	$2,255
Medicare Part D	(7,969)
Unallocated amounts:
Amortization of equity issued to CIGNA	(969)
Other corporate expenses	(6,204)

Consolidated loss from operations	$(12,887)

(1) Revenue for the Medical Products segment includes net prescription card revenue.
(2) Represents revenue from services provided to CIGNA.
     Identifiable assets for the Company’s reportable segments as of March 31, 2006 are as follows (in thousands):

Medical Products	$10,183
Medicare Part D	4,009
Unallocated assets	26,398

Consolidated assets	$40,590

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
     The forward-looking statements include statements about our:
•	Expected future operations, revenue, gross margins and expenses;

•	Credit facilities and projected cash needs;

•	Sales opportunities, strategic relationships and marketing plans; and

•	Estimates of potential markets for our products and services, including the anticipated drivers for future growth.
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
     The following factors, among others, create risks and uncertainties that could affect our future performance:
•	Our ability to successfully maintain a Medicare Part D segment;

•	Declining reimbursement levels for, or increases in the costs of, products dispensed;

•	Our history of operating losses and our expectation that we will incur significant additional operating losses;

•	An inability to raise the capital that we will need to sustain our operations;

•	Our ability to attract new customers and retain existing customers;

•	Identification of, and competition for, growth and expansion opportunities;

•	Compliance with, or changes in, government regulation and legislation, or interpretations thereof, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation, including HIPAA;

•	An inability to establish and maintain successful collaborative relationships could adversely affect our ability to generate revenue;

•	Adverse developments in any investigation related to the pharmaceutical industry;

•	Competition and technological change that may make our products and technologies less attractive or obsolete;

•	An inability to obtain and maintain intellectual property protection for our technologies;

•	Adverse resolution of future lawsuits or investigations;

•	Significant fluctuations in our revenue and operating results, which have occurred in the past and which we expect to continue to fluctuate in the future;

•	Any loss or inability to hire and retain qualified personnel;

•	Our exposure to product liability in excess of our insurance coverage;

•	Any failure to maintain an effective system of internal controls in the future could adversely affect our ability to accurately report financial results or prevent fraud;

•	Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses;

•	Our common stock may continue to have a volatile public trading price and low trading volume; and

•	Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult.
     As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Business
     NationsHealth, Inc. (referred to in this Quarterly Report on Form 10-Q as “NationsHealth,” the “Company,” “we,” “us” or “our”) provides medical products and prescription related services to Medicare and managed care beneficiaries with a focus on improving the delivery of healthcare to the approximately 40 million Medicare beneficiaries in the United States. Our proprietary and scalable information technology platform supports the large scale enrollment and servicing of individuals, program administration and patient management.
     As of March 31, 2006, we were engaged in two reportable business segments: Medicare Part D and Medical Products.

Medicare Part D Segment
     We entered into an agreement with Connecticut General Life Insurance Company (“CIGNA”) effective May 5, 2005, with an initial term through December 31, 2009, to provide services to CIGNA in connection with CIGNA’s offering of its national CIGNATURE Rx Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement combines CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and our experience with regard to Medicare and our expertise in enrolling individual Medicare eligible patients. CIGNA’s responsibilities include insurance licensing, product and formulary development and pricing, claims processing and claims reporting to the Centers for Medicare and Medicaid Services (“CMS”). Our responsibilities include marketing, insurance agent training and licensing, member enrollment and service, distribution, billing and collections. Relationships with retail pharmacies, including Kmart Corporation (“Kmart”), Giant Food Stores, Publix, Rite Aid, Stop & Shop, Duane Reade and others, have been established to create co-branding opportunities to enroll Medicare beneficiaries.
     We began enrolling beneficiaries throughout the United States in CIGNA’s Medicare Part D prescription drug plans on November 15, 2005, the first day of open enrollment, and plan benefits began on January 1, 2006. The open enrollment period for the 2006 plan year extends through May 15, 2006. As of April 30, 2006, approximately 170,000 members had enrolled into CIGNATURE Rx Medicare Part D prescription drug plans. We believe that enrollment has not been as robust as expected due to lower priced premiums from competitors. The Medicare Part D pricing strategy was created to deliver sustained profitability at the conclusion of the open enrollment period, and we believe that this is a long-term venture that will provide value to both us and the patient. Therefore, we hope to derive significant benefits from this partnership with CIGNA.
Medical Products Segment
Home Delivery of Medical Products
     We operate a licensed pharmacy in the State of Florida, with the ability to dispense physician-prescribed medications and distribute medical equipment and supplies nationally. Our Medicare Part B medical products currently consist primarily of diabetes and ostomy supplies. We provide home delivery of diabetes and ostomy medical products. As of March 31, 2006, we had approximately 102,000 patients for our supplies to whom we have shipped supplies and that have not cancelled our service.
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

Retail Program
     Medicare beneficiaries often purchase certain of the products we offer at retail stores, some of which do not accept assignment of benefits from their patients. If a retailer does not accept assignment of benefits, the patient must pay up-front for the supplies and then wait for reimbursement from Medicare and other third party payors, if applicable. Recognizing an opportunity to expand our patient base and improve accessibility of diabetes supplies we launched our retail initiative. Under our retail initiative, Medicare beneficiaries have the convenience of picking up diabetes supplies from us at a retail pharmacy location, just as they would their medications. They do not, however, pay upfront for their diabetes supplies, and we seek reimbursement from Medicare and other third party payors, subject to any patient co-payment and/or deductible. We have combined our expertise in Medicare billing and regulatory compliance with the accessibility of nationwide pharmacies to create an additional convenient, consumer friendly mechanism for Medicare beneficiaries to receive their diabetes supplies at retail locations. We entered into the first distribution agreement under our retail initiative with Kmart in April 2004, with a nationwide rollout in May 2004. As of March 31, 2006, our retail program served approximately 12,000 diabetes patients at over 1,100 Kmart pharmacies.
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
Critical Accounting Policies
     In our Form 10-K for the year ended December 31, 2005, our critical accounting policies and estimates were identified as those relating to revenue recognition, allowances for doubtful accounts and claims denials, allowances for costs related to billings in process and patient acquisition and related costs. We reviewed our policies and determined that there have been no significant changes to our critical accounting policies for the period ended March 31, 2006.

Results of Operations
     The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenue for the three months ended March 31, 2006 and 2005:

	2006			2005
	$		%	$		%

Revenue:
Net product sales		$10,854	43.4%		$17,137	90.2%
Prescription card revenue		1,973	7.9		1,855	9.8
Service revenue		12,188	48.7		—	—

		25,015	100.0		18,992	100.0
Cost of product sales		5,284	21.1		6,926	36.5
Cost of services		19,082	76.3		—	—

Gross Profit		649	2.6		12,066	63.5

Operating Expenses:
Patient acquisition and related costs		1,081	4.3		9,154	48.2
Patient service and fulfillment		2,444	9.8		3,892	20.5
General and administrative		7,842	31.3		4,304	22.7
Provision for doubtful accounts		856	3.4		2,321	12.2
Depreciation and amortization		344	1.4		216	1.1
Amortization of equity issued to CIGNA		969	3.9		—	—

		13,536	54.1		19,887	104.7

Loss from Operations		(12,887)	(51.5)		(7,821)	(41.2)

Other expense, net		(643)	(2.6)		(453)	(2.4)

Net Loss		$(13,530)	(54.1%)		$(8,274)	(43.6%)

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Revenue. Revenue increased $6.0 million, or 32%, to $25.0 million for the three months ended March 31, 2006, from $19.0 million for the same period in 2005. The launch of our Medicare Part D segment in the second half of 2005 added $12.2 million to our revenue in the first quarter of 2006, including approximately $8.5 million of revenue related to initial marketing and enrollment services. This increase was partially offset by lower revenue for our Medical Products segment due to the sale of the respiratory division on September 2, 2005. The respiratory division contributed approximately $6.2 million to revenue in the first quarter of 2005. We expect our service revenue to decrease commencing in the second quarter due to the conclusion of the initial open enrollment period in mid-May 2006.
     Cost of Product Sales. Cost of product sales, which relate to our Medical Products segment, decreased approximately $1.6 million, or 24%, to $5.3 million for the three months ended March 31, 2006, from $6.9 million for the same period in 2005. The decrease related directly to the sale of the respiratory division on September 2, 2005. Gross margins on product sales were 51.3% in the first quarter of 2006, compared to 59.6% in the same period in 2005, primarily as a result of the change in product mix as a result of the sale of the respiratory division on September 2, 2005.

     Cost of Services. Cost of services, which relates to our Medicare Part D segment, amounted to approximately $19.1 million for the three months ended March 31, 2006. Cost of services consists of the direct costs of providing services to CIGNA for the CIGNATURE Rx Medicare Part D prescription drug program. Due to the conclusion of the initial open enrollment period on May 15, 2006, we expect cost of services to decrease beginning in the second quarter of 2006. For additional information regarding the amendment to the CIGNA agreement, see the further discussion in the section “—Liquidity and Capital Resources.”
     As a percentage of total revenue, overall gross margin was 2.6% for the three months ended March 31, 2006, compared to 63.5% for the same period in 2005. This decrease in gross margin was primarily attributable to the fact that the cost of services provided to CIGNA to launch the CIGNATURE Rx Medicare Part D prescription drug program during the initial open enrollment period exceeded the related amount of revenue recognized. Also a factor contributing to the decline in gross margin was the sale of the respiratory division, discussed above. Due to the factors discussed above, we expect our gross margin to continue to improve from the 2.6% experienced in the first quarter of 2006.
     Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $8.1 million, or 88%, to $1.1 million for the three months ended March 31, 2006, from $9.2 million for the same period in 2005. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and prescription card fulfillment services related to our Medical Products segment. The decrease in patient acquisition and related costs was reflective of our decision to refocus our marketing efforts on the launch of our Medicare Part D segment. Advertising, marketing and creative costs and call center services in our Medicare Part D segment are included in cost of services in our condensed consolidated statements of operations. Advertising, marketing and creative costs decreased by approximately $3.5 million, to $0.7 million in the three months ended March 31, 2006, from $4.2 million for the same period in 2005. Call center services decreased by approximately $1.9 million, to $0.2 million in the three months ended March 31, 2006, from $2.1 million for the same period in 2005. Prescription card fulfillment services decreased by approximately $1.0 million, to $0.2 million in the three months ended March 31, 2006, from $1.2 million for the same period in 2005. Also contributing to the reduction was lower sales payroll related to the sale of our respiratory division. As a percentage of net product sales, patient acquisition and related costs were 10.0% for the three months ended
March 31, 2006, compared to 53.4% for the same period in 2005. We anticipate that for the remainder of 2006, patient acquisition costs will continue to be lower than 2005 levels.
     Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses decreased approximately $1.5 million, or 37%, to $2.4 million for the three months ended March 31, 2006, from $3.9 million for the same period in 2005. The decrease in patient service and fulfillment expenses, which consist primarily of costs to service existing patients for our Medical Products segment, was primarily due to lower sales volume from our Medical Products segment as a result of the sale of the respiratory division. As a percentage of net product sales, patient service and fulfillment expenses were 22.5% for the three months ended March 31, 2006, compared to 22.7% for the same period in 2005.

     General and Administrative Expenses. General and administrative expenses increased approximately $3.5 million, or 82%, to $7.8 million for the three months ended March 31, 2006, from $4.3 million for the same period in 2005. The increase in general and administrative expenses reflected higher corporate payroll and associated overhead and professional fees primarily related to the management of our overall expansion of operations and the pursuit of several strategic opportunities, including the Medicare Part D business, as well as costs related to being a public company. As a percentage of total revenue, general and administrative expenses were 31.3% for the three months ended March 31, 2006, compared to 22.7% for the same period in 2005. As a result of our management restructuring in April 2006, we expect general and administrative expenses will decline in the remainder of 2006 from the amounts incurred in the quarter ended March 31, 2006.
     Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, decreased approximately $1.4 million, or 63%, to $0.9 million for the three months ended March 31, 2006, from $2.3 million for the same period in 2005. As a percentage of net product sales, the provision declined to 7.9% for the three months ended March 31, 2006, compared to 13.5% for the same period in 2005. The decline in the provision for doubtful accounts was due to improved billing and collections results and lower sales volume from our Medical Products segment as a result of the sale of the respiratory division. We expect that the provision for doubtful accounts will continue at the current lower percentage of net product sales, however, no assurance can be given in this regard.
     Depreciation and Amortization. Depreciation and amortization increased approximately $128,000, or 59%, to $344,000 for the three months ended March 31, 2006, from $216,000 for the same period in 2005. The increase in depreciation and amortization was due to our investments in equipment and software to support our growth and entry into the Medicare Part D business.
     Amortization of Equity Issued to CIGNA. In conjunction with our agreement with CIGNA, on November 4, 2005 CIGNA purchased from the Company 303,030 shares of our common stock for $6.60 per share, or approximately $2.0 million, and we issued to CIGNA warrants to purchase 2,936,450 shares of our common stock at $6.60 per share. The fair value of the warrants and the discount from the fair value of the common stock on the date of purchase, estimated at approximately $16.2 million, was deferred and is shown as deferred CIGNA equity compensation in our condensed consolidated balance sheets. The deferred equity compensation, which is related to our Medicare Part D segment, is being expensed over approximately 50 months on a straight-line basis from the date of issuance through the remaining term of the agreement.
     Other Expense. Other expense, which was almost entirely comprised of interest expense, increased approximately $190,000, or 42%, to $643,000 for the three months ended March 31, 2006, from $453,000 for the same period in 2005. The increase in interest expense was primarily due to interest and amortization of the discount on our convertible notes, issued February 28, 2005. We expect interest expense will continue at this higher current level in future periods due to the convertible notes outstanding.
     Net Loss. As a result of the factors discussed above, we incurred a net loss of $13.5 million for the three months ended March 31, 2006 compared to a loss of $8.3 million in the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES
     Our discussion and analysis of our liquidity and capital resources may be affected by factors discussed in Item 7 in our Annual Report for the year ended December 31, 2005 on Form 10-K, filed with the SEC on March 31, 2006, in the section entitled “Recent Developments” and other trends that could adversely affect our sources of cash.
     Since our inception we have experienced temporary cash flow shortages due to our aggressive expansion and patient acquisition strategy and related marketing costs. We have incurred net losses of approximately $13.5 million, $19.8 million, $26.4 million, $3.8 million and $1.9 million for the three months ended March 31, 2006 and the years ended December 31, 2005, 2004, 2003 and 2002, respectively. As reflected in the condensed consolidated balance sheet contained herein, we had cash and cash equivalents and short-term investments of approximately $5.9 million as of March 31, 2006.
     In the three months ended March 31, 2006 and 2005, we used approximately $10.5 million and $12.2 million, respectively, of net cash in operating activities. The continuing net use of cash in operating activities is primarily due to our efforts to expand and grow our business, including the pursuit of strategic opportunities, such as Medicare Part D, and higher spending on patient acquisition as well as higher costs associated with being a publicly traded company.
     In the three months ended March 31, 2006, investing activities used net cash of approximately $2.0 million for purchase of short-term investments and the acquisition of property and equipment to support the growth of our business. In the three months ended March 31, 2005, investing activities used net cash of approximately $0.2 million primarily for the acquisition of property and equipment to support the growth of our business.
     In the three months ended March 31, 2006 and 2005 we obtained approximately $2.0 million and $17.8 million, respectively, of net cash from financing activities. The net cash provided by financing activities in the first three months of 2006 was primarily due to the issuance of 399,920 shares of common stock as a result of warrant exercises. The net cash provided by financing activities in the first three months of 2005 was due to the issuance of $15.0 million face amount of 7.75% of convertible notes and the net borrowings under our line of credit.
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
     As of March 31, 2006, the balance outstanding on the line was $2.5 million and the unused portion available under the revolving line of credit was approximately $1.8 million.
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
     In conjunction with the issuance of the Notes, 1,785,714 shares of NationsHealth common stock were transferred to the purchasers of the Notes by certain of our principal stockholders. The transferring stockholders did not receive any proceeds from this transaction, and we did not issue any additional shares of common stock in connection with the transfer.
     On March 31, 2006, the terms of our strategic agreement with CIGNA were amended pursuant to which CIGNA has agreed, among other things, to accelerate payments to the Company for the costs of marketing and enrollment related to its Part D prescription drug plans effective February 20, 2006 through the end of the 2006 plan year enrollment period. These payment terms are expected to significantly reduce the near-term cash usage related to our Part D segment and enhance our cash flow through the end of 2006.
     On September 2, 2005, we sold our respiratory division for a total of approximately $16.0 million. Although no such actions are planned, management believes that additional opportunities are available to raise cash from the sale of all or a portion of the Company’s developed patient base.
     In April 2006, we implemented plans to restructure and streamline our management organization in order to increase both cost effectiveness and profitability. We would, if considered necessary, be able to further reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages.
     On December 16, 2005, we entered into a Separation Agreement and General Release (the “Separation Agreement”) with Mr. Gregg, our former Chief Operating Officer.
     Under the terms of the Separation Agreement, Mr. Gregg stepped down from all employment roles that he held with us effective December 16, 2005 (the “Separation Date”). We provided Mr. Gregg (i) a lump-sum separation payment of $250,000, and (ii) $150,000 in lieu of a 2005 bonus opportunity. We will also pay Mr. Gregg deferred severance compensation (i) in the amount of $250,000 on the seven-month anniversary of the Separation Date (or, if we have by such date arranged for the private sale of $3,000,000 worth of Mr. Gregg’s common stock as described below, on or before December 31, 2006), and (ii) salary continuation at his current salary of $500,000 per annum, beginning on the eight-month anniversary of the Separation Date and continuing for a period of twelve months. In addition, we accelerated the vesting of all of Mr. Gregg’s unvested stock options such that all such options vested on the Separation Date.
     The Separation Agreement also provides that Mr. Gregg is deemed to have exercised his right (the “Put Right”) under his employment agreement to request that we arrange for the purchase of up to $3,000,000 worth of our common stock from Mr. Gregg. We have agreed to use our best efforts, during the period prior to June 30, 2006, to arrange for such sale in a privately negotiated transaction. If we do not arrange such sale prior to June 30, 2006, Mr. Gregg has the right to require us to purchase up to $3,000,000 worth of his common stock for cash, provided that we are not required to purchase more than $1,500,000 worth of such common stock in any calendar year.

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
     We believe that our cash and cash equivalents and short-term investments, and other available financing sources, will be sufficient to meet working capital and capital expenditure needs for business operations for at least the next twelve months. Factors which could negatively affect our liquidity include a reduction in the demand for our products, a reduction in Medicare reimbursement for our products, and those factors set forth in the section titled “Risk Factors” in our Annual Report for the year ended December 31, 2005 on Form 10-K, filed with the SEC on March 31, 2006.
Off-Balance-Sheet Arrangements
     As of March 31, 2006, we did not have any significant off-balance-sheet arrangements.
Recently Adopted Accounting Standards
     On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” as supplemented by the guidance provided by Staff Accounting Bulletin 107, issued in March 2005. (SFAS 123(R) replaces SFAS 123, Stock-Based Compensation, issued in 1995.) See Notes to Condensed Consolidated Financial Statements — Note 6, Stock-Based Compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities. The interest rate on our line of credit is tied to Citibank N.A.’s prime rate. A 100 basis point change in these rates would have an impact of approximately $25,000 on our annual interest expense, assuming the amount drawn on our line of credit remains consistent with the balance as of March 31, 2006.
Item 4. Controls and Procedures
     In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, we recognize that any such controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
     Any failure to comply with certain conditions required for our common stock to be listed on The Nasdaq National Market could result in the delisting of our common stock from The Nasdaq National Market.
     If we are unable to comply with the continued listing requirements, such as having the required market value of publicly held shares, or if we fail to maintain other Nasdaq continued listing criteria, Nasdaq may delist our common stock from the Nasdaq National Market.
     If our shares of common stock are delisted from The Nasdaq National Market, they may not be eligible to trade on any national securities exchange or the over-the-counter market. If our common stock is no longer traded through a market system, it may not be liquid, which could affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations.
     In addition to the above risk factor and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 6. Exhibits
(a) Exhibits
     See the Exhibit Index immediately following the signature page for a description of the documents that are filed as exhibits to this Report on Form 10-Q or incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSHEALTH, INC
Date: May 15, 2006	By:	/s/ Glenn M. Parker
		Name:	Glenn M. Parker
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Timothy Fairbanks
		Name:	Timothy Fairbanks
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2006	By:	/s/ Bryan Happ
		Name:	Bryan Happ
		Title:	Chief Accounting Officer (Principal Accounting Officer)

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit No.	Description

10.1*	Amendment Number 2 to Strategic Agreement by and among Connecticut General Life Insurance Company, United States Pharmaceutical Group, L.L.C. and NationsHealth, Inc., dated as of March 31, 2006.

10.2	Second Amended and Restated Revolving Credit and Security Agreement among United States Pharmaceutical Group, LLC, NationsHealth Holdings, L.L.C., NationsHealth, Inc, and CapitalSource Finance LLC, dated March 21, 2006 originally filed on March 27, 2006 and incorporated herein by reference.

10.3	Employment Agreement made as of February 3, 2006, by and between NationsHealth, Inc. and Robert E. Tremain. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed February 9, 2006 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.