Form 10-Q
period 2006-06-30
NationsHealth, Inc.
filed 2006-08-14
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission file number 000-50348
NATIONSHEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1688360

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13630 N.W. 8th Street, Suite 210, Sunrise, Florida	33325

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 9, 2006, 28,688,898 shares of the registrant’s voting common stock were outstanding.

NATIONSHEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,306	$13,971
Short-term investments	—	923
Accounts receivable, net of allowances of $17,165 and $17,525, respectively	5,278	7,908
Inventory	1,161	1,285
Costs related to billings in process, net	1,247	874
Other receivables	909	1,877
Prepaid expenses and other current assets	524	750

Total current assets	13,425	27,588
Property and equipment, net	3,604	3,747
Investment in joint venture	797	1,488
Deferred CIGNA equity compensation, net	13,571	15,510
Other assets, net	1,743	1,526

Total assets	$33,140	$49,859

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$10,697	$13,387
Accrued expenses	9,940	12,030
Deferred revenue, current portion	3,314	235
Line of credit	3,181	2,500

Total current liabilities	27,132	28,152

Long-Term Liabilities:
Deferred revenue	—	1,100
Convertible notes, related party, net	5,717	5,176
Other long-term liabilities	1,016	1,414

Total long-term liabilities	6,733	7,690

Commitments and contingencies
Stockholders’ Equity (Deficiency):
Common stock	3	3
Additional paid-in capital	69,973	68,949
Unearned compensation	—	(2,761)
Accumulated deficit	(70,701)	(52,174)

Total stockholders’ equity (deficiency)	(725)	14,017

Total liabilities and stockholders’ equity (deficiency)	$33,140	$49,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenue:
Net product sales	$10,890	$19,995	$21,744	$37,132
Prescription card revenue	1,339	2,156	3,312	4,011
Service revenue	7,387	—	19,575	—

	19,616	22,151	44,631	41,143
Cost of product sales	4,907	8,485	10,191	15,411
Cost of services	4,173	—	23,255	—

Gross Profit	10,536	13,666	11,185	25,732

Operating Expenses:
Patient acquisition and related costs	1,563	5,566	2,644	14,720
Patient service and fulfillment	2,099	3,933	4,543	7,825
General and administrative	8,129	5,313	15,971	9,617
Provision for doubtful accounts	990	2,924	1,846	5,245
Depreciation and amortization	322	213	666	429
Amortization of equity issued to CIGNA	970	—	1,939	—
Impairment of investment in joint venture	733	—	733	—

	14,806	17,949	28,342	37,836

Loss from Operations	(4,270)	(4,283)	(17,157)	(12,104)

Other Income (Expense):
Interest income	60	20	153	20
Interest expense, related party	(604)	(747)	(1,195)	(995)
Interest expense	(183)	(390)	(328)	(595)

	(727)	(1,117)	(1,370)	(1,570)

Net Loss	$(4,997)	$(5,400)	$(18,527)	$(13,674)

Loss per share — basic and diluted	$(0.18)	$(0.21)	$(0.67)	$(0.52)

Weighted average shares outstanding — basic and diluted	27,888	26,175	27,848	26,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(18,527)	$(13,674)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Provision for doubtful accounts	1,846	5,245
Provision for sales allowances and returns	1,139	836
Reserve for (recovery of) costs related to billings in process	(229)	1,558
Depreciation and amortization	914	429
Amortization of note discount	541	559
Amortization of deferred loan costs and other non-cash interest charges, net	131	269
Amortization of equity issued to CIGNA	1,939	—
Stock-based compensation	1,373	—
Impairment of investment in joint venture	733	—
Other non-cash charges	440	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	124	(7,043)
Inventory	124	(231)
Costs related to billings in process	(143)	(1,900)
Prepaid expenses and other assets	842	(229)
Increase (decrease) in:
Accounts payable and accrued expenses	(5,678)	(615)
Deferred revenue	1,980	—

Net cash and cash equivalents used in operating activities	(12,451)	(14,796)

Cash Flows from Investing Activities:
Maturity (purchase) of available for sale investments, net	923	(200)
Acquisition of property and equipment	(771)	(622)

Net cash and cash equivalents provided by (used in) investing activities	152	(822)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes, related party	—	15,000
Net draws on line of credit	681	1,839
Proceeds from exercise of warrants	2,000	—
Payment of note issuance costs	—	(907)
Exercise of stock options	17	—
Principal payments under capital lease obligations	(64)	(53)

Net cash and cash equivalents provided by financing activities	2,634	15,879

Net (Decrease) Increase in Cash and Cash Equivalents	(9,665)	261
Cash and Cash Equivalents, Beginning of Period	13,971	2,904

Cash and Cash Equivalents, End of Period	$4,306	$3,165

Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	$—	$262

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
The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that was filed with the SEC on March 31, 2006. The results of operations for the three months and six months ended June 30, 2006 and 2005 are not necessarily indicative of annual results.
2. LIQUIDITY AND PROFITABILITY CONSIDERATIONS
From inception and continuing through the second quarter of 2006, the Company has used significant amounts of cash in its operations and has incurred net losses of approximately $18,527,000, $19,819,000, $26,424,000 and $3,826,000 for the six months ended June 30, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. As reflected in the condensed consolidated balance sheet as of June 30, 2006, the Company had cash and cash equivalents of $4,306,000 and negative working capital.
Management’s plans with regard to these matters encompass the following:
Amended and Restated CIGNA Agreement
As further discussed in Note 3, on May 26, 2006, the Company and Connecticut General Life Insurance Company (“CIGNA”) entered into an Amended and Restated Preferred Vendor Agreement (the “Amended and Restated Agreement”) which amended and restated the agreement entered into on May 4, 2005, as amended, pursuant to which the Company provides CIGNA with certain marketing, fulfillment and enrollee service activities in connection with CIGNA’s Medicare Part D program. The Amended and Restated Agreement modified the compensation terms among the parties to provide for a predictable service fee arrangement beginning with the 2007 plan year, pursuant to which the Company will, as a service vendor, no longer share the costs of CIGNA’s Medicare Part D program. During the six months ended June 30, 2006, the Company incurred significant operating and cash flow losses related to the initial year start-up and open enrollment period of the Medicare Part D program. With the end of the 2006 open enrollment period on May 15, 2006, these operating and cash flow losses have ceased and the

Company’s Insurance Services segment, which is comprised of its Medicare Part D services operations, is expected to be profitable for the remainder of 2006.
Revolving Line of Credit.
The Company has a revolving line of credit agreement, as amended and restated on March 21, 2006 (see Note 7). As of June 30, 2006, the balance outstanding under the line was $3,181,000 representing the full amount available thereunder as of that date. Availability under the line of credit is based upon eligible accounts receivable and inventory, up to a maximum of $10,000,000, and varies based upon the Company’s cash needs at any given point in time.
Cost Reductions
During the second quarter of 2006, the Company implemented plans to restructure and streamline its management organization and reduce its workforce in order to increase both cost effectiveness and profitability. Management would, if considered necessary, be able to further reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages.
Potential Sale of Assets
On September 2, 2005, the Company sold its respiratory division for a total of approximately $16,000,000. Management believes that additional opportunities are available to raise cash from the sale of a portion of the Company’s assets.
Summary
Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve liquidity and profitability, and that it has sufficient liquidity to continue as a going concern through at least January 1, 2007. However, there can be no assurances that management’s plans will be achieved.
3. CIGNA AGREEMENT
The Company entered into an agreement with CIGNA on May 4, 2005 to provide services to CIGNA in connection with CIGNA’s offering of Medicare Part D prescription drug plans, called “CIGNATURE Rx”, to Medicare beneficiaries. This arrangement combined CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and NationsHealth’s experience with regard to Medicare and expertise in enrolling individual Medicare eligible patients into healthcare programs.
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

On March 31, 2006, the Company and CIGNA amended the terms of the agreement pursuant to which CIGNA agreed to, among other things, accelerate payments to the Company for the costs of marketing and enrollment related to its Medicare Part D prescription drug plans effective February 20, 2006 through the end of the 2006 plan year initial enrollment period. As a result of such accelerated funding the Company has a liability to CIGNA of approximately $1,149,000 in its condensed consolidated balance sheet at June 30, 2006 which will be satisfied by future reductions in reimbursement from CIGNA through December 2006.
On May 26, 2006, the Company and CIGNA entered into the Amended and Restated Agreement. The initial term (the “Initial Term”) of the Amended and Restated Agreement expires on December 31, 2009 and automatically renews for additional one-year periods (an “Additional Period”) unless any party provides to the other party notice to terminate not later than July 1 of any Additional Period or the final year of the Initial Term. The Amended and Restated Agreement is contingent upon the award of Part D contracts to CIGNA by the Centers for Medicare and Medicaid Services (“CMS”).
Pursuant to the Amended and Restated Agreement, the Company will continue to provide certain enrollee service activities and, at the option of CIGNA, selected marketing and enrollment services in connection with CIGNA’s CIGNATURE Rx plans. In addition, under the Amended and Restated Agreement, the Company may provide these services to other Medicare Part D insurers and CIGNA may use other vendors to provide services for its Medicare Part D program, provided, however, that CIGNA is required to pay the Company certain fees if CIGNA does not meet specified thresholds of enrollees serviced by the Company. The Amended and Restated Agreement also modifies the compensation terms among the parties to provide for a predictable service fee arrangement for the 2007 plan year and continuing until the end of the Initial Term.
As was required under the Company’s agreement with CIGNA entered into on May 4, 2005, NationsHealth discontinued all marketing of prescription discount cards on October 1, 2005. Pursuant to the Amended and Restated Agreement, the Company can resume marketing prescription discount cards to Medicare beneficiaries effective May 26, 2006.
4. US BIO JOINT VENTURE
On August 3, 2005, the Company entered into a joint venture with US Bioservices Corporation (“US Bio”), pursuant to the limited liability company operating agreement (the “Operating Agreement”) of NationsHealth Specialty Rx, LLC, a Delaware limited liability company (“Specialty Rx”). Pursuant to the Operating Agreement, Specialty Rx was to develop and operate a specialty and oncology pharmacy business.
In March 2006, CMS approved Specialty Rx’s participation in its Competitive Acquisition Program (“CAP”). However, the Company and US Bio determined that the terms of the CAP program established by CMS were not economically viable and consequently Specialty Rx did not commence operations. As a result, the Company and US Bio are currently negotiating an agreement to dissolve Specialty Rx. Based upon the terms of the dissolution being negotiated with US Bio, the Company recorded an impairment charge of $733,000 during the quarter ended June 30, 2006 to write down the investment in the joint venture to its estimated net realizable value, based upon the expected value of consideration to be received by the Company in the proposed dissolution.

5. REVENUE RECOGNITION
The Company recognizes revenue related to product sales to patients who have placed orders and received shipments, provided that risk of loss has passed to the patients and the required written forms to bill Medicare, other third party payors, and patients have been received and verified. Revenue is recorded at amounts expected to be collected from Medicare, other third party payors, and directly from patients. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to billings in process, consisting of the cost of products shipped, are deferred and presented as costs related to billings in process, net in the accompanying condensed consolidated balance sheets, and are charged to cost of product sales at the time the related revenue is recognized.
Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third party payors, such as traditional indemnity insurance companies. Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to either other third party payors or directly to patients. Amounts due from patients represent a disproportionately higher amount of the provision for doubtful accounts. Revenue from Medicare represented approximately 44% and 72% of total revenue for the three months ended June 30, 2006 and 2005, respectively, and approximately 40% and 72% of total revenue for the six months ended June 30, 2006 and 2005, respectively.
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

Awards to employees under the 2004 Plan and 2005 Plan generally vest over a four year period, with pro rata vesting upon the first anniversary of the grant and each six months thereafter. Awards of options have a maximum term of six years.
Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, "Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation costs for stock options were measured as the excess, if any, of the market price of NationsHealth’s stock at the date of the grant over the amount an employee must pay to acquire the stock.
Had compensation costs for the Company’s employee stock option grants been determined based on the fair value at the grant date for awards, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net loss and loss per share would have been equal to the pro forma amounts indicated below for the three and six months ended June 30, 2005 (in thousands, except per share data), as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(5,400)	$(13,674)
Add: Stock-based employee compensation expense included in net loss	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(246)	(498)

Pro forma net loss	$(5,646)	$(14,172)

Basic and diluted loss per share:
As reported	$(0.21)	$(0.52)

Pro forma	$(0.22)	$(0.54)

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. For the three months ended June 30, 2006, the effect of the adoption of SFAS No. 123(R) resulted in an increase to the Company’s loss from operations and net loss of approximately $413,000, or $0.02 per basic and diluted share. For the six months ended June 30, 2006, the effect of the adoption of SFAS No. 123(R) resulted in an increase to the Company’s loss from operations and net loss of approximately $642,000, or $0.03 per basic and diluted share. The adoption of SFAS No. 123(R) had no impact on net cash flows for the six months ended June 30, 2006.

The Company recognizes compensation cost related to stock options and other share-based awards on a straight-line basis over the requisite service period. At June 30, 2006, there was approximately $2,563,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years. As of June 30, 2006 the aggregate intrinsic value of exercisable options was $0. The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Six Months Ended June 30,
	2006 Grants	2005 Grants
Expected volatility .	55%	47%
Approximate risk free interest rate	4.87%	3.96%
Expected term	5.0 years	5.0 years
Expected forfeiture rate	25%	0%
A summary of the status and activity of the Company’s stock option plans is as follows for the six months ended June 30, 2006:

		Weighted
		Average
		Exercise
	Shares	Price
Beginning of period	1,834,673	$6.87
Granted at Exercise Price = Market Price	287,500	3.32
Granted at Exercise Price > Market Price	200,000	6.65
Exercised	(2,500)	6.87
Forfeited	(520,751)	6.56
Expired	(177,000)	6.60

Outstanding at end of period	1,621,922	6.34

Options exercisable at end of period	438,760	6.85

Weighted-average grant date fair value	$1.66

Information about stock options outstanding at June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life In Years	Price	Exercisable	Life In Years	Price
$2.25 to $6.15	345,187	5.67	$3.74	20,936	4.84	$6.15
$6.26 to $6.80	243,500	5.20	6.79	22,500	5.16	6.74
$6.87 to $6.87	822,687	4.31	6.87	387,824	4.31	6.87
$6.97 to $8.06	135,548	5.36	7.90	7,500	5.31	7.93
$8.20 to $8.20	75,000	5.27	8.20	0	n/a	n/a

	1,621,922	4.86	6.34	438,760	4.40	6.85

As of December 31, 2005, there were 376,606 shares of unvested restricted stock outstanding, with a weighted average grant-date fair value of $7.76 per share. During the six months ended June 30, 2006, 425,000 shares of restricted stock, with a weighted average grant-date fair value of $2.91 per share, totaling approximately $1,238,000, were granted to certain key employees under the 2005 Plan. An additional award of 200,000 shares of restricted NationsHealth common stock with a grant-date fair value of $594,000, or $2.97 per share, was granted to a key employee in June 2006 by certain principal stockholders of the Company. The value of these restricted stock grants are being recorded to compensation expense on a straight-line basis over the vesting periods of the awards, which range from four to five years. As of June 30, 2006, there were 970,356 shares of unvested restricted stock outstanding, with a weighted average grant-date fair value of $4.65 per share.
Approximately $417,000 and $731,000 of compensation expense was recognized during the three and six months ended June 30, 2006, respectively, related to restricted stock grants. At June 30, 2006, there was approximately $3,862,000 of total unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a remaining weighted average period of 4.4 years. Based upon the Company’s limited experience rate and the limited distribution of the restricted stock, forfeitures were estimated at 0% for the quarter ended June 30, 2006.
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
On March 21, 2006, the revolving credit agreement was amended and restated to, among other things, eliminate the over-advance borrowing capability, adjust the financial covenants to reflect the Company’s actual and projected financial results, provide the Company with the ability to prepay and terminate the credit facility at any time upon sixty days notice with the payment of certain early termination fees, and extend the maturity date to April 30, 2010. On August 11, 2006, the revolving credit agreement was amended again to adjust the financial covenants to account for the Company’s actual and projected financial results.
Under the current agreement, as amended and restated, the available funding is limited by a borrowing base, which is comprised of a percentage of eligible accounts receivable and inventory, as defined, up to a maximum of $10,000,000. The credit agreement requires the Company to maintain a lock-box arrangement, whereby amounts received into the lock-box are applied to reduce the revolving credit facility outstanding, and contains certain subjective acceleration clauses in the event of a material adverse event, as defined. Borrowings under the credit agreement are classified as current liabilities in the Company’s balance sheet in accordance with the provisions set forth in Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

The revolving line bears interest monthly at the higher of prime plus 2.5%, or 6.5%, plus certain additional fees and charges. As of June 30, 2006, the rate under the facility was 10.52%. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA, as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum available cash balances, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of June 30, 2006, the outstanding balance was $3,181,000, which was the total amount available under the line of credit on that date.
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
The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction, as defined. If a Note is redeemed at the option of the Company other than upon a change of control transaction, the Holders may receive, at their discretion, either (i) the principal amount plus any accrued and unpaid interest of the Notes being redeemed (the “Par Redemption Price”), plus a warrant exercisable for such number of shares of the Company’s common stock the Holders would have received had the Notes being redeemed been converted immediately prior to such redemption, which warrant shall have an exercise price equal to the conversion price of the Notes in effect immediately prior to issuance of the warrant, and shall expire on February 28, 2012 (a “Redemption Warrant”), or (ii) 110% of the outstanding principal amount of the Notes being redeemed plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price, or if the Company does not act, the Holders may choose to either receive the Premium Redemption Price or require that the surviving entity assume the obligations of the Notes. Through June 30, 2006, no events have occurred that would trigger adjustments for anti-dilution.

On February 28, 2010, and from time to time thereafter, the Company is required to redeem a portion of the Notes as more fully described in the Notes at the Par Redemption Price. In addition, upon a redemption by the Company of the Millstream Warrants (as defined in Note 9) which results in the exercise of at least three quarters of the Millstream Warrants outstanding as of the closing date for cash, the Holders shall have the right to require the Company to repurchase from them shares of common stock equal to such number of shares of common stock that would be receivable upon conversion of up to an aggregate of $5,000,000 in principal amount of the Notes, at the greater of the market price per share of the common stock at such time or $8.50 per share, provided, that in no event shall the aggregate payment for all of such shares exceed 25% of the cash proceeds of the Millstream Warrants exercised pursuant to the warrant redemption. Also, for 30 days following a redemption in which the Holders receive Redemption Warrants, (i) the Holders shall have a right (the “Tax Put Right”) by written notice to the Company to require the Company to purchase an amount of shares of common stock from the Holders, at the market price per share at such time, that is equal to an amount of up to $5,000,000 in the aggregate for all such redemptions for all Holders of all Notes and (ii) if the amount received by the Holders after exercising its rights up to the maximum aggregate amount pursuant to clause (i) is, when combined with the cash consideration received by the Holders upon redemption of the Notes, still insufficient to pay the income taxes relating to the redemption, the receipt of the Redemption Warrants and the exercise of the Tax Put Right, then, upon receipt of written notice from the Holders of such insufficiency, the Company shall use commercially reasonable efforts to file a registration statement for all Holders of Notes (regardless of the number of redemptions) as soon as reasonably practicable after such redemption but in any event within thirty (30) days after such redemption and cause such registration statement to be declared effective as soon as practicable after such filing but in any event within sixty (60) days after such filing, failing which the Holders of all Notes shall have an additional Tax Put Right in the amount of up to $2,500,000 in the aggregate for all such redemptions. Through June 30, 2006, no events have occurred that would trigger any of these rights.
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

9. STOCKHOLDERS’ EQUITY
Warrants
On August 28, 2003, Millstream Acquisition Corporation (“Millstream”), the predecessor to NationsHealth, completed its initial public offering (the “Offering”). Pursuant to the Offering, Millstream sold 4,025,000 units (“Units”), including 525,000 Units which were issued upon exercise of the underwriters’ over-allotment option. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Millstream Warrants”). Each Millstream Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. During the six months ended June 30, 2006, a total of 399,920 Millstream Warrants were exercised, resulting in proceeds of approximately $2,000,000. Through June 30, 2006, 1,161,925 of the Millstream Warrants have been exercised and 6,888,075 remained outstanding. The Millstream Warrants, which expire on August 25, 2007, are redeemable by the Company, at a price of $0.01 per Millstream Warrant upon 30 days notice, in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, Millstream issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.00 per share, but otherwise have the same terms and conditions as the Millstream Warrants. Separate trading of the common stock and the Millstream Warrants underlying the Units commenced on September 9, 2003.
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
Common Stock Reserved
As of June 30, 2006, the Company had 16,350,167 shares of common stock reserved for issuance upon exercise of warrants, stock options, the Notes and the underwriters’ option, which totaled 9,869,525, 3,144,057, 2,286,585 and 1,050,000, respectively.
10. EARNINGS (LOSS) PER SHARE
The shares issuable upon conversion of the Notes (see Note 8), unvested restricted stock and the shares issuable upon exercise of the Company’s outstanding warrants, stock options, and the underwriters’ option have been excluded from the calculation of diluted loss per share for all periods presented as their effect would have been antidilutive.

11. COMMITMENTS AND CONTINGENCIES
Purchase Commitment
The Company has an agreement with a vendor to purchase from the vendor certain minimum cumulative number of units of diabetes testing supplies as of specific dates through December 31, 2006. As of June 30, 2006, the minimum amount of purchases remaining under this commitment was approximately $27,505,000.
Employment Arrangements
On December 16, 2005, Robert Gregg, who served as the Company’s Chief Operating Officer until October 5, 2005, and the Company entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Gregg stepped down from all employment roles that he held at the Company effective December 16, 2005 (the “Separation Date”). The Company provided Mr. Gregg (i) a lump-sum separation payment of $250,000, and (ii) $150,000 in lieu of a 2005 bonus opportunity. Mr. Gregg also received deferred severance compensation in the amount of $250,000 on the seven-month anniversary of the Separation Date and will receive salary continuation of $500,000 per annum, beginning on the eight-month anniversary of the Separation Date and continuing for a period of twelve months.
The Separation Agreement also affirmed Mr. Gregg’s ability to exercise his right (the “Put Right”) under his employment agreement to request that the Company arrange for the purchase of up to $3,000,000 worth of the Company’s common stock from Mr. Gregg. The Company has agreed to use its best efforts to arrange for such sale in a privately negotiated transaction. Mr. Gregg currently has the right to require the Company to purchase up to $3,000,000 worth of his common stock for cash, provided that the Company is not required to purchase more than $1,500,000 worth of such common stock in any calendar year. Under certain circumstances, the Company may pay such amounts over a period of up to three years. In lieu of a cash payment, the Company has the option to register such common stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended (the “Act”) or to sell such common stock pursuant to an exemption from the registration requirements under the Act. In no event shall Mr. Gregg receive less than $1,500,000 from such registered or exempt offering. To date, Mr. Gregg has not exercised his Put Right to require the Company to purchase any amount of his common stock.

The Company has an employment contract with Gregory Couto, its former Executive Vice President of Operations, dated as of April 15, 2005 (the “Couto Agreement”). Under the Couto Agreement, in the event of Mr. Couto’s constructive or involuntary termination by the Company without cause, as defined in the agreement, or if Mr. Couto resigns for good cause, as defined, Mr. Couto is entitled to termination benefits. Mr. Couto’s termination benefits include payment of an amount equal to his base salary for twenty four months, medical insurance for Mr. Couto and his immediate family for the maximum period allowed under COBRA, and full vesting of any unvested stock options or restricted stock then held by him. Mr. Couto and the Company have agreed that his employment with the Company terminated effective April 26, 2006. Mr. Couto and the Company disagree as to the reasons for the termination. The Company is not able to assess the outcome of this dispute at the present time.
Equity Participation Fee
The Company’s revolving credit facility (see Note 7), includes an equity participation fee that is contingent upon the Company’s financial results. The fee will become due on a date determined by the lender, which shall not be later than maturity, but may be earlier if the facility is terminated prior to April 30, 2010. The fee ranges from $375,000 to $625,000, depending upon factors existing as of the date determined by the lender. As of June 30, 2006, the Company had accrued approximately $499,000 related to the equity participation fee, which has been recorded as additional interest expense.
12. SEGMENT INFORMATION
Since inception and into the third quarter of 2005, the Company operated in one line of business and had no reportable segments. Commencing in the fourth quarter of 2005 and as a result of the launch of the Company’s Medicare Part D operations, the Company adjusted its internal reporting structure resulting in two reportable segments: Pharmacy Products, formerly referred to as Medical Products, and Insurance Services, formerly referred to as Medicare Part D. The Pharmacy Products segment markets and sells diabetes and ostomy supplies and, prior to September 2, 2005, respiratory medications and supplies, primarily to Medicare beneficiaries under Medicare Part B. The Pharmacy Products segment consists of two operating divisions: Direct-to-Consumer, which markets and sells to patients primarily through direct-response television advertising and, through September 30, 2005, offered discount prescription cards, and Retail, which markets and sells to patients through the Company’s retail initiative with Kmart Corporation. Through its Insurance Services segment, the Company provides services to CIGNA in connection with CIGNA’s offering its Medicare Part D prescription drug plans to Medicare beneficiaries.
The Company’s management evaluates performance and allocates resources based primarily on segment revenues and profit or loss from operations. Segment profit or loss from operations for the reportable segments includes certain sales, marketing, fulfillment, and general and administrative expenses directly attributable to the segment and excludes certain corporate amounts that are managed outside of and not allocated to the reportable segments. The accounting policies of the Company’s reportable segments are the same as for the Company on a consolidated basis. For purposes of the Company’s segment reporting, the Direct-to-Consumer and Retail operating divisions are aggregated in the Pharmacy Products segment.

Revenues and segment profit (loss) for the Company’s reportable segments for the three and six months ended June 30, 2006 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Revenue:
Pharmacy Products (1)	$12,229	$25,056
Insurance Services (2)	7,387	19,575

Consolidated revenue	$19,616	$44,631

Segment profit (loss):
Pharmacy Products	$1,609	$3,864
Insurance Services (3)	2,424	(5,545)
Unallocated amounts:
Amortization of equity issued to CIGNA	(970)	(1,939)
Impairment of investment in joint venture	(733)	(733)
Other corporate expenses	(6,600)	(12,804)

Consolidated loss from operations	$(4,270)	$(17,157)

(1)	Revenue for the Pharmacy Products segment includes net product sales and prescription card revenue.

(2)	Represents revenue from services provided to CIGNA.

(3)
The segment profit for Insurance Services for the three months ended June 30, 2006 includes a gain of $1.7 million related to the settlement of a vendor obligation for expenses primarily incurred during the first quarter of 2006.

Identifiable assets for the Company’s reportable segments as of June 30, 2006 are as follows (in thousands):

Pharmacy Products	$8,914
Insurance Services	1,463
Unallocated assets	22,763

Consolidated assets	$33,140

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
The following factors, among others, create risks and uncertainties that could affect our future performance:
•	Our ability to successfully maintain an Insurance Services segment;
•	Declining reimbursement levels for, or increases in the costs of, products dispensed;
•	Our history of operating losses and our expectation that we will incur additional operating losses;
•	An inability to raise the capital that we may need to sustain our operations;
•	Our ability to attract new customers and retain existing customers;
•	Identification of, and competition for, growth and expansion opportunities;
•
Compliance with, or changes in, government regulation and legislation, or interpretations thereof, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation, including HIPAA;

•	An inability to establish and maintain successful collaborative relationships;

•	Adverse developments in any investigation related to the pharmaceutical industry;
•	Competition and technological change that may make our products and technologies less attractive or obsolete;
•	An inability to obtain and maintain intellectual property protection for our technologies;
•	Adverse resolution of future lawsuits or investigations;
•	Significant fluctuations in our revenue and operating results, which have occurred in the past and which we expect to continue to fluctuate in the future;
•	Any loss or inability to hire and retain qualified personnel;
•	Our exposure to product liability in excess of our insurance coverage;
•	Any failure to maintain an effective system of internal controls in the future that could adversely affect our ability to accurately report financial results or prevent fraud;
•	Compliance with changing regulation of corporate governance and public disclosure that results in additional expenses;
•	Our common stock may continue to have a volatile public trading price and low trading volume; and
•	Anti-takeover provisions in our governing documents and under Delaware law that may make an acquisition of us more difficult.
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
As of June 30, 2006, we were engaged in two reportable business segments: Insurance Services, formerly referred to as Medicare Part D, and Pharmacy Products, formerly referred to as Medical Products.

Insurance Services
We entered into an agreement with Connecticut General Life Insurance Company (“CIGNA”) effective May 5, 2005, with an initial term through December 31, 2009, to provide services to CIGNA in connection with CIGNA’s offering of its national CIGNATURE Rx Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement combines CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and our experience with regard to Medicare and our expertise in enrolling individual Medicare eligible patients. CIGNA’s responsibilities include insurance licensing, product and formulary development and pricing, claims processing and claims reporting to the Centers for Medicare and Medicaid Services (“CMS”). Our responsibilities under this agreement included marketing, insurance agent training and licensing, member enrollment and service, distribution, billing and collections.
Relationships with retail pharmacies, including Kmart Corporation (“Kmart”), Giant Food Stores, Publix, Rite Aid, Stop & Shop, Duane Reade and others, have been established to create co-branding opportunities to enroll Medicare beneficiaries. We began enrolling beneficiaries throughout the United States in CIGNA’s Medicare Part D prescription drug plans on November 15, 2005, the first day of open enrollment for the 2006 plan year, and plan benefits began on January 1, 2006. The open enrollment period for the 2006 plan year extended through May 15, 2006. As of June 30, 2006, approximately 180,000 members were enrolled in the CIGNATURE Rx Medicare Part D prescription drug plans.
On May 26, 2006, our agreement with CIGNA was amended and restated. Pursuant to the amended and restated agreement, we will continue to provide CIGNA with certain enrollee service activities and, at the option of CIGNA, selected marketing and enrollment services. In addition, we may provide services to other Medicare Part D insurers and CIGNA may use other vendors to provide them with services for their Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if CIGNA does not meet specified thresholds of enrollees we service. The amended and restated agreement also modifies the compensation terms among the parties to provide for a predictable service fee arrangement for the 2007 plan year and continuing through December 31, 2009. We are currently pursuing opportunities to offer a variety of services to other Medicare Part D program providers.
Pharmacy Products
Home Delivery of Medical Products
We operate a licensed pharmacy in the State of Florida, with the ability to dispense physician-prescribed medications and distribute medical equipment and supplies nationally. Our Medicare Part B medical products currently consist primarily of diabetes and ostomy supplies. We provide home delivery of diabetes and ostomy medical products. As of June 30, 2006, we had over 103,000 patients for our supplies to whom we have shipped supplies and that have not cancelled our service.
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
Retail Program
Medicare beneficiaries often purchase certain of the products we offer at retail stores, some of which do not accept assignment of benefits from their patients. If a retailer does not accept assignment of benefits, the patient must pay up-front for the supplies and then wait for reimbursement from Medicare and other third party payors, if applicable. Recognizing an opportunity to expand our patient base and improve accessibility of diabetes supplies we launched our retail initiative. Under our retail initiative, Medicare beneficiaries have the convenience of picking up diabetes supplies from us at a retail pharmacy location, just as they would their medications. They do not, however, pay upfront for their diabetes supplies, and we seek reimbursement from Medicare and other third party payors, subject to any patient co-payment and/or deductible. We have combined our expertise in Medicare billing and regulatory compliance with the accessibility of nationwide pharmacies to create an additional convenient, consumer friendly mechanism for Medicare beneficiaries to receive their diabetes supplies at retail locations. We entered into the first distribution agreement under our retail initiative with Kmart in April 2004, with a nationwide rollout in May 2004. As of June 30, 2006, our retail program served over 12,000 diabetes patients at over 1,100 Kmart pharmacies.
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
Specialty Pharmacy
On August 3, 2005, we entered into a joint venture, NationsHealth Specialty Rx (“Specialty Rx”), with US Bioservices Corporation (“US Bio”) to develop and operate a specialty and oncology pharmacy business. In March 2006, the CMS approved Specialty Rx’s participation in its Competitive Acquisition Program (“CAP”). However, we and US Bio determined that the terms of the CAP program established by CMS were not economically viable and consequently did not commence operations. As a result, we and US Bio are currently negotiating an agreement to dissolve Specialty Rx. Based upon the terms of the dissolution being negotiated with US Bio, we recorded an impairment charge of $733,000 during the quarter ended June 30, 2006 to write down the investment in the joint venture to its estimated net realizable value.
Prescription Discount Drug Card Services
Prior to October 1, 2005, we provided discount prescription cards, which are accepted at over 57,000 pharmacies nationwide. Each time a cardholder saves money using these discount prescription cards, the pharmacy pays a fee to the company that adjudicates the claim and we receive a portion of that fee. We also earn manufacturer rebates when cardholders purchase certain drugs using the card. Pursuant to our original agreement with CIGNA, we stopped marketing prescription discount cards in October 2005. The discontinuation of prescription discount card marketing began to negatively impact prescription card revenue in the fourth quarter of 2005. Under the amended and restated agreement entered into with CIGNA in May 2006, we are again able to market discount prescription cards and are currently pursuing opportunities to offer discount prescription cards. However, due to the availability of prescription drug coverage to Medicare beneficiaries under Medicare Part D beginning January 1, 2006, marketing efforts for any future discount prescription programs will likely differ significantly from our original program.
Critical Accounting Policies
In our Form 10-K for the year ended December 31, 2005, our critical accounting policies and estimates were identified as those relating to revenue recognition, allowances for doubtful accounts and claims denials, allowances for costs related to billings in process and patient acquisition and related costs. We reviewed our policies and determined that there have been no significant changes to our critical accounting policies for the period ended June 30, 2006.
Results of Operations
The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenue for the three and six month periods ended June 30,:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
Revenue:
Net product sales	$10,890	55.5%	$19,995	90.3%	$21,744	48.7%	$37,132	90.3%
Prescription card revenue	1,339	6.8	2,156	9.7	3,312	7.4	4,011	9.7
Service revenue	7,387	37.7	—	—	19,575	43.9	—	—

	19,616	100.0	22,151	100.0	44,631	100.0	41,143	100.0
Cost of product sales	4,907	25.0	8,485	38.3	10,191	22.8	15,411	37.5
Cost of services	4,173	21.3	—	—	23,255	52.1	—	—

Gross Profit	10,536	53.7	13,666	61.7	11,185	25.1	25,732	62.5
Operating Expenses:
Patient acquisition and related costs	1,563	8.0	5,566	25.1	2,644	5.9	14,720	35.8
Patient service and fulfillment	2,099	10.7	3,933	17.8	4,543	10.2	7,825	19.0
General and administrative	8,129	41.4	5,313	24.0	15,971	35.8	9,617	23.4
Provision for doubtful accounts	990	5.0	2,924	13.2	1,846	4.1	5,245	12.7
Depreciation and amortization	322	1.6	213	1.0	666	1.5	429	1.0
Amortization of equity issued to CIGNA	970	4.9	—	—	1,939	4.3	—	—
Impairment of investment in joint venture	733	3.7	—	—	733	1.6	—	—

	14,806	75.5	17,949	81.0	28,342	63.5	37,836	92.0

Loss from Operations	(4,270)	(21.8)	(4,283)	(19.3)	(17,157)	(38.4)	(12,104)	(29.4)
Other expense, net	(727)	(3.7)	(1,117)	(5.0)	(1,370)	(3.1)	(1,570)	(3.8)

Net loss	$(4,997)	(25.5%)	$(5,400)	(24.4%)	$(18,527)	(41.5%)	$(13,674)	(33.2%)

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenue. Revenue decreased approximately $2.6 million, or 11%, to $19.6 million for the three months ended June 30, 2006, from $22.2 million for the same period in 2005. Net product sales for our Pharmacy Products segment experienced a decrease in revenue of approximately $9.9 million primarily due to the sale of our respiratory division on September 2, 2005, which had contributed $6.9 million to revenue in the second quarter of 2005. Additionally, revenue from the sale of diabetes supplies was lower by approximately $2.2 million as a result of reduced marketing. Also, prescription card revenue was lower by approximately $0.8 million due to the discontinuation of discount prescription card marketing in October 2005, and the availability of prescription drug coverage to Medicare beneficiaries under Medicare Part D beginning January 1, 2006. The launch of our Insurance Services segment, in the second half of 2005, contributed $7.4 million to our revenue in the second quarter of 2006, including approximately $1.4 million of revenue related to initial marketing and enrollment services, which ceased effective with the end of the open enrollment period.
Cost of Product Sales. Cost of product sales, which relate to our Pharmacy Products segment, decreased approximately $3.6 million, or 42%, to $4.9 million for the three months ended June 30, 2006, from $8.5 million for the same period in 2005. The decrease primarily related to the sale of the respiratory division on September 2, 2005. Gross margins on product sales were 54.9% in the second quarter of 2006, compared to 57.6% in the same period in 2005, primarily as a result of the change in product mix resulting from the sale of the respiratory division on September 2, 2005.
Cost of Services. Cost of services, which relates to our Insurance Services segment launched in the second half of 2005, amounted to approximately $4.2 million for the three months ended June 30, 2006. Cost of services consists of the direct costs of providing services to CIGNA for the CIGNATURE Rx Medicare Part D prescription drug program. Due to the conclusion of the initial open enrollment period on May 15, 2006, costs of services decreased in the second quarter of 2006, compared to the first quarter of 2006. Also, cost of services for the second quarter of 2006 includes a gain of $1.7 million related to the settlement of a vendor obligation for expenses primarily incurred during the first quarter of 2006. Gross margin for our Insurance Services segment was approximately 43.5% for the second quarter of 2006.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin was 53.7% for the three months ended June 30, 2006, compared to 61.7% for the same period in 2005. This decrease in gross profit margin was primarily attributable to the launch of our Insurance Services segment, lower prescription card revenue and the change in product mix, discussed above.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $4.0 million, or 72%, to $1.6 million for the three months ended June 30, 2006, from $5.6 million for the same period in 2005. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and prescription card fulfillment services related to our Pharmacy Products segment. The decrease in patient acquisition and related costs was reflective of the focus of our marketing efforts on our Insurance Services segment through the end of the 2006 plan year open enrollment period. Advertising, marketing and creative costs and call center services in our Insurance Services segment are included in cost of services in our condensed consolidated statements of operations. Advertising, marketing and creative costs decreased by approximately $1.5 million, to $1.0 million in the three months ended June 30, 2006, from $2.5 million for the same period in 2005. Call center services decreased by approximately $0.8 million, to $0.2 million in the three months ended June 30, 2006, from $1.0 million for the same period in 2005. Fulfillment services decreased by approximately $0.4 million, to $0.3 million in the three months ended June 30, 2006, from $0.7 million for the same period in 2005. Also contributing to the reduction was lower sales payroll related to the sale of our respiratory division. As a percentage of net product sales, patient acquisition and related costs were 14.4% for the three months ended June 30, 2006, compared to 27.8% for the same period in 2005.
Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses decreased approximately $1.8 million, or 47%, to $2.1 million for the three months ended June 30, 2006, from $3.9 million for the same period in 2005. The decrease in patient service and fulfillment expenses, which consist primarily of costs to service existing patients for our Pharmacy Products segment, was primarily due to lower sales volume from our Pharmacy Products segment for reasons discussed above. As a percentage of net product sales, patient service and fulfillment expenses were 19.3% for the three months ended June 30, 2006, compared to 19.7% for the same period in 2005.
General and Administrative Expenses. General and administrative expenses increased approximately $2.8 million, or 53%, to $8.1 million for the three months ended June 30, 2006, from $5.3 million for the same period in 2005. The increase in general and administrative expenses was primarily due to higher corporate payroll and overhead of approximately $3.3 million, including severance costs of approximately $1.2 million and stock compensation costs of approximately $0.8 million, partially offset by approximately $0.5 million in lower professional fees. As a percentage of total revenue, general and administrative expenses were 41.4% for the three months ended June 30, 2006, compared to 24.0% for the same period in 2005. As a result of our management restructuring in April 2006 and other cost-saving initiatives, we expect general and administrative expenses will decline for the remainder of 2006 from the amounts incurred in the quarter ended June 30, 2006.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Pharmacy Products segment, decreased approximately $1.9 million, or 66%, to $1.0 million for the three months ended June 30, 2006, from $2.9 million for the same period in 2005. The decline in the provision for doubtful accounts was due to improved billing and collections results and lower sales volume from our Pharmacy Products segment as a result of the sale of the respiratory division. As a percentage of net product sales, the provision declined to 9.1% for the three months ended June 30, 2006, compared to 14.6% for the same period in 2005.
Depreciation and Amortization. Depreciation and amortization increased approximately $109,000, or 51%, to $322,000 for the three months ended June 30, 2006, from $213,000 for the same period in 2005. The increase in depreciation and amortization was due to our investments in equipment and software to support our growth and the launch of our Insurance Services segment.
Amortization of Equity Issued to CIGNA. In conjunction with our agreement with CIGNA, on November 4, 2005 CIGNA purchased from the Company 303,030 shares of our common stock for $6.60 per share, or approximately $2.0 million, and we issued to CIGNA warrants to purchase 2,936,450 shares of our common stock at $6.60 per share. The fair value of the warrants and the discount from the fair value of the common stock on the date of purchase, totaling approximately $16.2 million, was deferred and is shown, net of accumulated amortization, as deferred CIGNA equity compensation in our condensed consolidated balance sheets. The deferred equity compensation, is being expensed over approximately 50 months on a straight-line basis from the date of issuance through the remaining term of the agreement.

Impairment of Investment in Joint Venture. Based upon the terms currently being negotiated with US Bio for the dissolution of the Specialty Rx joint venture, we recorded an impairment charge of $733,000 during the three months ended June 30, 2006 to write down our investment in the joint venture to its estimated net realizable value as of June 30, 2006.
Other Expense. Other expense, which was almost entirely comprised of interest expense, decreased approximately $390,000, or 35%, to $727,000 for the three months ended June 30, 2006, from $1,117,000 for the same period in 2005. The decrease in interest expense was primarily due to lower average balances outstanding under our line of credit facility, partially offset by higher interest rates.
Net Loss. As a result of the factors discussed above, we incurred a net loss of approximately $5.0 million for the three months ended June 30, 2006 compared to a net loss of $5.4 million for the three months ended June 30, 2005.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Revenue. Revenue increased $3.5 million, or 8%, to $44.6 million for the six months ended June 30, 2006, from $41.1 million for the same period in 2005. The launch of our Insurance Services segment in the second half of 2005 added $19.6 million to our revenue for the first six months of 2006, including approximately $9.9 million of revenue related to initial marketing and enrollment services, which ceased effective with the end of the open enrollment period. This increase was partially offset by $16.1 million lower revenue during the six months ended June 30, 2006, compared to the same period in 2005, for our Pharmacy Products segment primarily due to the sale of our respiratory division on September 2, 2005, which contributed approximately $13.2 million to revenue in the first six months of 2005. Additionally, revenue from sales of diabetes products was lower as a result of significantly lower marketing during the current year-to-date period. Also, prescription card revenue was $0.7 million lower due to the discontinuation of discount prescription card marketing in October 2005, and the availability of prescription drug coverage to Medicare beneficiaries under Medicare Part D beginning January 1, 2006.
Cost of Product Sales. Cost of product sales, which relate to our Pharmacy Products segment, decreased approximately $5.2 million, or 34%, to $10.2 million for the six months ended June 30, 2006, from $15.4 million for the same period in 2005. The decrease primarily related to lower product sales as a result of the sale of the respiratory division. Gross margins on product sales were 53.1% in the first six months of 2006, compared to 58.5% in the same period in 2005, primarily as a result of the change in product mix resulting from the sale of the respiratory division.
Cost of Services. Cost of services, which relates to our Insurance Services segment launched in the second half of 2005, amounted to approximately $23.3 million for the six months ended June 30, 2006. Cost of services consists of the direct costs of providing services to CIGNA for their CIGNATURE Rx Medicare Part D prescription drug program. Due to the conclusion of the initial open enrollment period on May 15, 2006, costs of services decreased in the second quarter of 2006, compared to the first quarter of 2006. Also, cost of services for the second quarter of 2006 includes a gain of $1.7 million related to the settlement of a vendor obligation for expenses primarily incurred during the first quarter of 2006. Gross margin loss for our Insurance Services segment was approximately 18.8% for the first six months of 2006 due to costs associated with our marketing and enrollment efforts during the open enrollment period.

Gross Profit Margin. As a percentage of total revenue, overall gross profit margin was 25.1% for the six months ended June 30, 2006, compared to 62.5% for the same period in 2005 due to the factors discussed above. We expect our overall gross profit margin to continue to improve for the remainder of 2006.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $12.1 million, or 82%, to $2.6 million for the six months ended June 30, 2006, from $14.7 million for the same period in 2005. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and prescription card fulfillment services related to our Pharmacy Products segment. The decrease in patient acquisition and related costs was reflective of the focus of our marketing efforts on our Insurance Services segment in the first half of 2006. Advertising, marketing and creative costs and call center services in our Insurance Services segment are included in cost of services in our condensed consolidated statements of operations. Advertising, marketing and creative costs decreased by approximately $5.0 million, to $1.7 million in the six months ended June 30, 2006, from $6.7 million for the same period in 2005. Call center services decreased by approximately $2.7 million, to $0.4 million in the six months ended June 30, 2006, from $3.1 million for the same period in 2005. Fulfillment services decreased by approximately $1.5 million, to $0.5 million in the six months ended June 30, 2006, from $2.0 million for the same period in 2005. Also contributing to the reduction was lower sales payroll related to the sale of our respiratory division. As a percentage of net product sales, patient acquisition and related costs were 12.2% for the six months ended June 30, 2006, compared to 39.6% for the same period in 2005.
Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses decreased approximately $3.3 million, or 42%, to $4.5 million for the six months ended June 30, 2006, from $7.8 million for the same period in 2005. The decrease in patient service and fulfillment expenses, which consist primarily of costs to service existing patients for our Pharmacy Products segment, was primarily due to lower sales volume from our Pharmacy Products segment for reasons discussed above. As a percentage of net product sales, patient service and fulfillment expenses were 20.9% for the six months ended June 30, 2006, compared to 21.1% for the same period in 2005.
General and Administrative Expenses. General and administrative expenses increased approximately $6.4 million, or 66%, to $16.0 million for the six months ended June 30, 2006, from $9.6 million for the same period in 2005. The increase in general and administrative expenses is primarily due to higher corporate payroll and overhead, which increased by approximately $6.1 million, including severance costs of approximately $1.2 million and stock compensation costs of approximately $1.4 million. As a percentage of total revenue, general and administrative expenses were 35.8% for the six months ended June 30, 2006, compared to 23.4% for the same period in 2005.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Pharmacy Products segment, decreased approximately $3.4 million, or 65%, to $1.8 million for the six months ended June 30, 2006, from $5.2 million for the same period in 2005. The decline in the provision for doubtful accounts was due to improved billing and collections results and lower sales volume from our Pharmacy Products segment as discussed above. As a percentage of net product sales, the provision declined to 8.5% for the six months ended June 30, 2006, compared to 14.1% for the same period in 2005.

Depreciation and Amortization. Depreciation and amortization increased approximately $237,000, or 55%, to $666,000 for the six months ended June 30, 2006, from $429,000 for the same period in 2005. The increase in depreciation and amortization was due to our investments in equipment and software to support our growth and the launch of our Insurance Services segment.
Amortization of Equity Issued to CIGNA. In conjunction with our agreement with CIGNA, on November 4, 2005 CIGNA purchased from the Company 303,030 shares of our common stock for $6.60 per share, or approximately $2.0 million, and we issued to CIGNA warrants to purchase 2,936,450 shares of our common stock at $6.60 per share. The fair value of the warrants and the discount from the fair value of the common stock on the date of purchase, totaling approximately $16.2 million, was deferred and is shown, net of accumulated amortization, as deferred CIGNA equity compensation in our condensed consolidated balance sheets. The deferred equity compensation is being expensed over approximately 50 months on a straight-line basis from the date of issuance through the remaining term of the agreement.
Impairment of Investment in Joint Venture. Based upon the terms currently being negotiated with US Bio for the dissolution of the Specialty Rx joint venture, we recorded an impairment charge of $733,000 during the six months ended June 30, 2006 to write down our investment in the joint venture to its estimated net realizable value as of June 30, 2006.
Other Expense. Other expense, which was almost entirely comprised of interest expense, decreased approximately $0.2 million, or 13%, to $1.4 million for the six months ended June 30, 2006, from $1.6 million for the same period in 2005. The decrease in interest expense was primarily due to lower average balances outstanding under our line of credit facility, partially offset by higher interest rates.
Net Loss. As a result of the factors discussed above, we incurred a net loss of $18.5 million for the six months ended June 30, 2006 compared to a net loss of $13.7 million for the six months ended June 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Our discussion and analysis of our liquidity and capital resources may be affected by factors discussed in Item 7 in our Annual Report for the year ended December 31, 2005 on Form 10-K, filed with the SEC on March 31, 2006, in the section entitled “Recent Developments,” and other trends that could adversely affect our sources of cash.
Since our inception we have experienced temporary cash flow shortages due to our aggressive expansion and patient acquisition strategy and related marketing costs. We have incurred net losses of approximately $18.5 million, $19.8 million, $26.4 million, $3.8 million and $1.9 million for the six months ended June 30, 2006 and the years ended December 31, 2005, 2004, 2003 and 2002, respectively. As reflected in the condensed consolidated balance sheet contained herein, we had cash and cash equivalents of approximately $4.3 million as of June 30, 2006.
For the six months ended June 30, 2006, we used approximately $12.5 million of net cash in operating activities. Our use of cash in operating activities was primarily due to our efforts to expand and grow our business, including the pursuit of strategic opportunities, such as Medicare Part D, and spending on patient acquisition, as well as costs associated with being a publicly traded company.

For the six months ended June 30, 2006, investing activities provided net cash of approximately $0.2 million from the sale of short-term investments, partially offset by the acquisition of property and equipment to support the growth of our business.
In the six months ended June 30, 2006 we obtained approximately $2.6 million of net cash from financing activities. The net cash provided by financing activities in the first six months of 2006 was primarily due to the issuance of 399,920 shares of common stock as a result of warrant exercises and net draws upon our line of credit.
We have a revolving credit agreement in the principal amount of up to $10.0 million. The borrowing availability under the revolving credit agreement is subject to a borrowing base formula based upon our eligible accounts receivables and inventory. As of June 30, 2006, the balance outstanding under the line was approximately $3.2 million, representing the full amount available thereunder as of that date.
On March 21, 2006, the revolving credit agreement was amended and restated to, among other things, eliminate the over-advance borrowing capability, adjust the financial covenants to reflect our actual and projected financial results, provide us with the ability to prepay and terminate the credit facility at any time upon sixty days notice with the payment of certain early termination fees and extend the maturity date to April 30, 2010. On August 11, 2006, the revolving credit agreement was amended to bring us into compliance with all applicable financial covenants under the agreement.
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
On September 2, 2005, we sold our respiratory division for a total of approximately $16.0 million. Management believes that additional opportunities are available to raise cash from the sale of a portion of the Company’s assets.
On May 26, 2006, we and CIGNA entered into an Amended and Restated Preferred Vendor Agreement, which amended and restated the agreement entered into on May 4, 2005, as amended. The amended and restated agreement modified the compensation terms among us and CIGNA to provide for a predictable service fee arrangement beginning with the 2007 plan year, pursuant to which we will, as a service vendor, no longer share the costs of CIGNA’s Medicare Part D program. During the six months ended June 30, 2006, we incurred significant operating and cash flow losses related to the initial year start-up and open enrollment period of the Medicare Part D program. With the end of the 2006 open enrollment period on May 15, 2006, these operating and cash flow losses have ceased and our Insurance Services segment, which is comprised of our Medicare Part D services operations, is expected to be profitable for the remainder of 2006.

During the second quarter of 2006, we implemented plans to restructure and streamline our management organization and reduce our workforce in order to increase both cost effectiveness and profitability. We would, if considered necessary, be able to further reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages.
We have an agreement with a vendor to purchase from the vendor certain minimum cumulative number of units of diabetes testing supplies as of specific dates through December 31, 2006. As of June 30, 2006, the minimum amount of purchases remaining under this commitment was approximately $27,505,000.
On December 16, 2005, we entered into a Separation Agreement and General Release (the “Separation Agreement”) with Robert Gregg, our former Chief Operating Officer. The Separation Agreement affirmed Mr. Gregg’s ability to exercise his right (the “Put Right”) under his employment agreement to request that we arrange for the purchase of up to $3,000,000 worth of NationsHealth, Inc. common stock from Mr. Gregg. We have agreed to use our best efforts to arrange for such sale in a privately negotiated transaction. Mr. Gregg currently has the right to require us to purchase up to $3,000,000 worth of his NationsHealth, Inc. common stock for cash, provided that we are not required to purchase more than $1,500,000 worth of such common stock in any calendar year. Under certain circumstances, we may pay such amounts over a period of up to three years. In lieu of a cash payment, we have the option to register such common stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended (the “Act”) or to sell such common stock pursuant to an exemption from the registration requirements under the Act. In no event shall Mr. Gregg receive less than $1,500,000 from such registered or exempt offering. To date, Mr. Gregg has not exercised his Put Right to require the Company to purchase any amount of his common stock.
We believe that the actions we are presently taking provide us with the opportunity to improve our liquidity and profitability, and that we have sufficient liquidity to continue as a going concern through at least January 1, 2007. However, there can be no assurances that our plans will be achieved.
Off-Balance-Sheet Arrangements
As of June 30, 2006, we did not have any significant off-balance-sheet arrangements.
Recently Adopted Accounting Standards
Through December 31, 2005, we accounted for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, "Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation costs for stock options were measured as the excess, if any, of the market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock.
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. For the three months ended June 30, 2006, the effect of the adoption of SFAS No. 123(R) resulted in an increase to our loss from operations and net loss of approximately $413,000, or $0.02 per basic and diluted share. For the six months ended June 30, 2006, the effect of the adoption of SFAS No. 123(R) resulted in an increase to our loss from operations and net loss of approximately $642,000, or $0.03 per basic and diluted share. The adoption of SFAS No. 123(R) had no impact on net cash flows for the six months ended June 30, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities. The interest rate on our line of credit is tied to Citibank N.A.’s prime rate. A 100 basis point change in these rates would have an impact of approximately $32,000 on our annual interest expense, assuming the amount drawn on our line of credit remains consistent with the balance as of June 30, 2006.
Item 4. Controls and Procedures
In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, we recognize that any such controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of the stockholders of NationsHealth, Inc. held on May 22, 2006, stockholders voted to elect four Class II directors to serve until the 2009 Annual Meeting of Stockholders, as follows:

	For	Against	Withheld
Lewis P. Stone	17,894,091	—	30,300
Don K. Rice	17,894,091	—	30,300
Richard K. Howard	17,894,091	—	30,300
George F. Raymond	17,894,091	—	30,300
Item 5. Other Information
On June 30, 2006, the Company entered into a Separation Agreement with Tracy M. Schmidt, a copy of which is filed as an exhibit to this report.
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

NATIONSHEALTH, INC.
Date: August 14, 2006	By:	/s/ Glenn M. Parker
		Name:	Glenn M. Parker
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Timothy Fairbanks
		Name:	Timothy Fairbanks
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2006	By:	/s/ Bryan Happ
		Name:	Bryan Happ
		Title:	Chief Accounting Officer (Principal Accounting Officer)

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit
No.	Description
10.1	Separation Agreement and Waiver and General Release of Claims, dated June 30, 2006, between NationsHealth, Inc. and Tracy M. Schmidt.
10.2 *	Amended and Restated Preferred Vendor Agreement by and among Connecticut General Life Insurance Company, United States Pharmaceutical Group, L.L.C. and NationsHealth, Inc., dated as of May 26, 2006.
10.3	First Amendment of Sublease Agreement with D & K Healthcare Resources Inc., dated May 1, 2006.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.