Form 10-Q
period 2006-09-30
NationsHealth, Inc.
filed 2006-11-13
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 7, 2006, 28,688,898 shares of the registrant’s voting common stock were outstanding.

NATIONSHEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
INDEX

		Page
PART I.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets-- as of September 30, 2006 (Unaudited) and December 31, 2005	2

	Condensed Consolidated Statements of Operations (Unaudited)-- for the Three Months and Nine Months Ended September 30, 2006 and 2005	3

	Condensed Consolidated Statements of Cash Flows (Unaudited)-- for the Nine Months Ended September 30, 2006 and 2005	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II.

Item 1A.	Risk Factors	30

Item 6.	Exhibits	30

Signatures		31

Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,763	$13,971
Short-term investments	—	923
Accounts receivable, net of allowances of $17,903 and $17,525, respectively	5,834	7,908
Inventory	1,233	1,285
Costs related to billings in process, net	879	874
Other receivables	1,640	1,877
Prepaid expenses and other current assets	442	750

Total current assets	12,791	27,588
Property and equipment, net	3,556	3,747
Investment in joint venture	—	1,488
Deferred CIGNA equity compensation, net	12,602	15,510
Other assets, net	1,657	1,526

Total assets	$30,606	$49,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,359	$13,387
Accrued expenses	9,004	12,030
Deferred revenue, current portion	1,774	235
Line of credit	2,500	2,500

Total current liabilities	15,637	28,152

Long-Term Liabilities:
Deferred revenue	—	1,100
Convertible notes, related party, net	6,009	5,176
Promissory Note payable, net	1,292	—
Other long-term liabilities	1,788	1,414

Total long-term liabilities	9,089	7,690

Commitments and contingencies
Stockholders’ Equity:
Common stock	3	3
Additional paid-in capital	70,558	68,949
Unearned compensation	—	(2,761)
Accumulated deficit	(64,681)	(52,174)

Total stockholders’ equity	5,880	14,017

Total liabilities and stockholders’ equity	$30,606	$49,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenue:
Net product sales	$11,811	$18,167	$33,555	$55,299
Prescription drug card revenue	671	2,316	3,983	6,327
Service revenue	7,314	780	26,889	780

	19,796	21,263	64,427	62,406
Cost of product sales	4,233	8,037	14,424	23,448
Cost of services	2,430	1,311	25,685	1,311

Gross Profit	13,133	11,915	24,318	37,647

Operating Expenses:
Patient acquisition and related costs	149	3,256	2,793	17,976
Patient service and fulfillment	1,839	3,593	6,382	11,418
General and administrative	6,457	5,576	22,428	15,193
Provision for doubtful accounts	998	2,330	2,844	7,575
Depreciation and amortization	364	224	1,030	653
Amortization of equity issued to CIGNA	969	—	2,908	—
Gain on sale of business line	(5,000)	(15,508)	(5,000)	(15,508)
Impairment of investment in joint venture	559	—	1,292	—

	6,335	(529)	34,677	37,307

Income (Loss) from Operations	6,798	12,444	(10,359)	340

Other Income (Expense):
Interest income	48	35	201	55
Interest expense, related party	(619)	(306)	(1,814)	(1,300)
Interest expense	(207)	(381)	(535)	(977)

	(778)	(652)	(2,148)	(2,222)

Net Income (Loss)	$6,020	$11,792	$(12,507)	$(1,882)

Earnings (Loss) Per Share:
Basic	$0.22	$0.45	$(0.45)	$(0.07)

Diluted	$0.22	$0.40	$(0.45)	$(0.07)

Weighted average shares outstanding:
Basic	27,919	26,283	27,871	26,211

Diluted	27,921	30,105	27,871	26,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(12,507)	$(1,882)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Gain on sale of business line	(5,000)	(15,508)
Provision for doubtful accounts	2,844	7,575
Provision for sales allowances and returns	1,635	1,248
Reserve for (recovery of) costs related to billings in process	(396)	2,093
Depreciation and amortization	1,403	653
Amortization of note discount	833	537
Amortization of deferred loan costs and other non-cash interest charges, net	195	471
Amortization of equity issued to CIGNA	2,908	—
Stock-based compensation	1,958	71
Impairment of investment in joint venture	1,292	—
Other non-cash charges	450	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,671)	(6,007)
Inventory	52	(742)
Costs related to billings in process	391	(1,885)
Prepaid expenses and other assets	145	(1,372)
Increase (decrease) in:
Accounts payable and accrued expenses	(15,410)	(4,641)
Deferred revenue	439	1,440

Net cash and cash equivalents used in operating activities	(20,439)	(17,949)

Cash Flows from Investing Activities:
Proceeds from sale of business line	7,600	14,400
Investment in joint venture	—	(1,530)
Investment released from trust	—	2,000
Maturity of available for sale investments, net	923	100
Acquisition of property and equipment	(1,212)	(1,517)

Net cash and cash equivalents provided by investing activities	7,311	13,453

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes, related party	—	15,000
Proceeds from exercise of warrants	2,000	—
Proceeds from issuance of common stock	—	1,500
Net draws on line of credit	—	1,324
Payment of note issuance costs	—	(907)
Exercise of stock options	17	—
Purchase of treasury stock	—	(136)
Principal payments under capital lease obligations	(97)	(82)

Net cash and cash equivalents provided by financing activities	1,920	16,699

Net (Decrease) Increase in Cash and Cash Equivalents	(11,208)	12,203
Cash and Cash Equivalents, Beginning of Period	13,971	2,904

Cash and Cash Equivalents, End of Period	$2,763	$15,107

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
The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that was filed with the SEC on March 31, 2006. The results of operations for the three months and nine months ended September 30, 2006 and 2005 are not necessarily indicative of annual results.
2. LIQUIDITY AND PROFITABILITY CONSIDERATIONS
From inception and continuing through the third quarter of 2006, the Company has used significant amounts of cash in its operations and has incurred net losses of approximately $12,507,000, $19,819,000, $26,424,000 and $3,826,000 for the nine months ended September 30, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. As reflected in the condensed consolidated balance sheet, the Company had cash and cash equivalents of $2,763,000 and negative working capital as of September 30, 2006.
Management’s plans with regard to these matters encompass the following:
Amended and Restated CIGNA Agreement
As further discussed in Note 3, on May 26, 2006, the Company and Connecticut General Life Insurance Company (“CIGNA”) entered into an Amended and Restated Preferred Vendor Agreement (the “Amended and Restated Agreement”) which amended and restated the agreement entered into on May 4, 2005, as amended, pursuant to which the Company provides CIGNA with certain marketing, fulfillment and enrollee service activities in connection with CIGNA’s Medicare Part D program. The Amended and Restated Agreement modified the compensation terms among the parties to provide for a predictable service fee arrangement beginning with the 2007 plan year, pursuant to which the Company will, as a service vendor, no longer share the costs of CIGNA’s Medicare Part D program. During the 2006 Medicare Part D open enrollment period, the Company incurred significant operating and cash flow losses related to initial open enrollment efforts. With the end of the 2006 open enrollment period on May 15, 2006, these operating and cash flow losses have ceased and the Company’s Insurance Services segment, which includes the CIGNA Medicare Part D services, was profitable for the second and third quarters of 2006 and is expected to be profitable for the remainder of 2006.

Revolving Line of Credit
The Company has a revolving line of credit agreement, as amended and restated on March 21, 2006 (see Note 8). As of September 30, 2006, the balance outstanding under the line was $2,500,000 and the unused portion available thereunder was approximately $1,044,000. Availability under the line of credit is based upon eligible accounts receivable and inventory, up to a maximum of $10,000,000, and varies based upon the Company’s cash needs at any given point in time.
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
Sales of Lines of Business
On September 2, 2005, the Company sold its respiratory line of business for a total of approximately $16,000,000. On September 5, 2006, the Company sold its discount prescription drug card business for $6,000,000 (see Note 5). Management believes that additional opportunities are available to raise cash from the sale of a portion of the Company’s assets.
Dissolution of Joint Venture
On September 27, 2006, the Company and US Bioservices Corporation (“US Bio”) agreed to dissolve their joint venture, NationsHealth Specialty Rx, LLC (“Specialty Rx”) (see Note 4) and return their respective capital contributions. The Company’s capital contribution of $1,530,000 was returned to the Company on October 5, 2006.
Summary
Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve liquidity and profitability, and that it has sufficient liquidity to continue as a going concern. However, there can be no assurances that management’s plans will be achieved.
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

On March 31, 2006, the Company and CIGNA amended the terms of the agreement pursuant to which CIGNA agreed to, among other things, accelerate payments to the Company for the costs of marketing and enrollment related to its Medicare Part D prescription drug plans effective February 20, 2006 through the end of the 2006 plan year initial enrollment period. As a result of such accelerated funding, the Company has a liability to CIGNA of approximately $581,000 in its condensed consolidated balance sheet as of September 30, 2006 which will be satisfied by future reductions in reimbursement from CIGNA through December 2006.
On May 26, 2006, the Company and CIGNA entered into the Amended and Restated Agreement. The initial term (the “Initial Term”) of the Amended and Restated Agreement expires on December 31, 2009 and automatically renews for additional one-year periods (an “Additional Period”) unless any party provides to the other party notice to terminate not later than July 1 of any Additional Period or the final year of the Initial Term. The Amended and Restated Agreement is contingent upon the continued award of Part D contracts to CIGNA by the Centers for Medicare and Medicaid Services (“CMS”).
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
As was required under the Company’s agreement with CIGNA entered into on May 4, 2005, NationsHealth discontinued all marketing of discount prescription drug cards on October 1, 2005 (see Note 5).
4. US BIO JOINT VENTURE
On August 3, 2005, the Company entered into a joint venture with US Bio, pursuant to the limited liability company operating agreement (the “Operating Agreement”) of Specialty Rx. Pursuant to the Operating Agreement, Specialty Rx was to develop and operate a specialty and oncology pharmacy business.
In March 2006, CMS approved Specialty Rx’s participation in its Competitive Acquisition Program (the “CAP Program”). However, the Company and US Bio determined that the terms of the CAP Program established by CMS were not economically viable and consequently Specialty Rx did not commence operations.
On September 27, 2006, the Company entered into an agreement (the “Dissolution Agreement”) with US Bio to dissolve Specialty Rx. Pursuant to the Dissolution Agreement, the Company and US Bio agreed to return their respective capital contributions into Specialty Rx by causing Specialty Rx to distribute $1,530,000 to the Company and $1,470,000 to US Bio and to terminate the Operating Agreement.
As a condition of the Dissolution Agreement, the Company agreed to pay a termination fee (the “Termination Fee”) to US Bio in the amount of $1,500,000, evidenced by a promissory note (the “Promissory Note”) to US Bio. The Promissory Note is non-interest bearing and matures on February 21, 2008. The Company recorded the Promissory Note, net of a discount for imputed interest of approximately $209,000. The discount on the Promissory Note is being amortized to interest expense over its term, based on the effective interest method. Upon the occurrence of certain customary events of default, the Company’s obligations under the Promissory Note may be accelerated. In addition, any amount of principal of the Promissory Note which is not paid when due, shall bear interest at a rate equal to eighteen percent (18%) per annum.

The Company recorded an impairment charge of approximately $733,000 during the quarter ended June 30, 2006 to write down the investment in the joint venture to its estimated net realizable value as of that date, based upon the expected value of consideration to be received by the Company in the proposed dissolution being negotiated at the time. In connection with the Dissolution Agreement, the Company recorded an additional impairment charge of approximately $559,000 during the quarter ended September 30, 2006. The impairment charge recorded, totaling $1,292,000, represents the net present value of the Promissory Note payable issued for the Termination Fee.
In addition, US Bio agreed that it will not sell or otherwise transfer the 273,897 shares of the Company’s common stock, which it purchased from the Company in connection with the formation of Specialty Rx, prior to August 18, 2007.
5. SALE OF LINES OF BUSINESS
On September 2, 2005, the Company sold its respiratory division (including its respiratory-related inventory) to Lincare Inc. and Med 4 Home Inc. for $16,000,000, of which $14,400,000 was received at closing and $800,000 was received on each of March 2, 2006 and September 2, 2006. The Company retained all existing accounts receivable with respect to the respiratory division. Pursuant to the transaction, the Company recorded a gain of $15,508,000 during the quarter ended September 30, 2005.
On September 5, 2006, the Company sold the assets specifically relating to its business of marketing and providing discount prescription drug cards (the “Discount Prescription Drug Card Business”) to HealthTran LLC (“HealthTran”) for $6,000,000 in cash (the “Purchase Price”). The Purchase Price is subject to a potential downward adjustment, of up to $1,000,000, based on the volume of claims processed by HealthTran related to the Discount Prescription Drug Card Business through September 5, 2007. Pursuant to the transaction, the Company recorded a gain of $5,000,000 during the quarter ended September 30, 2006 and a deferred gain of $1,000,000, related to the potential Purchase Price adjustment.
6. REVENUE RECOGNITION
The Company recognizes revenue related to product sales to patients who have placed orders and received shipments, provided that the risk of loss has passed to the patients and the required written forms to bill Medicare, other third party payors, and patients have been received and verified. Revenue is recorded at amounts expected to be collected from Medicare, other third party payors, and directly from patients. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to billings in process, consisting of the cost of products shipped, are deferred and presented as costs related to billings in process, net in the accompanying condensed consolidated balance sheets, and are charged to cost of product sales at the time the related revenue is recognized.
Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third party payors, such as traditional indemnity insurance companies. Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to either other third party payors or directly to patients. Historically, amounts due from patients have represented a disproportionately higher amount of the provision for doubtful accounts. Revenue from Medicare represented approximately 47% and 73% of total revenue for the three months ended September 30, 2006 and 2005, respectively, and approximately 42% and 72% of total revenue for the nine months ended September 30, 2006 and 2005, respectively.

Pursuant to the NationsHealth Discount Prescription Drug Card Program, which was sold on September 5, 2006, the Company received a transaction-based fee each time a cardholder saved money with the card. The transaction fee ranged from $0.70 to $1.30 per transaction and revenue was recognized in the month the transaction occurred. Additionally, the Company earned manufacturer rebates when cardholders purchased certain drugs using the card. Revenue from manufacturer rebates was recognized when earned and the amount was fixed and determinable.
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
Awards to employees under the 2004 Plan and 2005 Plan generally vest over a four-year period, with pro rata vesting upon the first anniversary of the grant and each six months thereafter. Awards of options have a maximum term of six years.
Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, "Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation costs for employee stock options were measured as the excess, if any, of the market price of NationsHealth’s stock at the date of the grant over the amount an employee must pay to acquire the stock.
Had compensation costs for the Company’s employee stock option grants been determined based on the fair value at the grant date for awards, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net income (loss) and earnings (loss) per share would have been equal to the pro forma amounts indicated below for the three and nine months ended September 30, 2005 (in thousands, except per share data), as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income (loss), as reported	$11,792	$(1,882)
Add: Stock-based employee compensation expense included in net income (loss)	—	—
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards	(309)	(809)

Pro forma net income (loss)	$11,483	$(2,691)

Basic earnings (loss) per share:
As reported	$0.45	$(0.07)

Pro forma	$0.44	$(0.10)

Diluted earnings (loss) per share:
As reported	$0.40	$(0.07)

Pro forma	$0.39	$(0.10)

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. For the three months ended September 30, 2006, the effect of the adoption of SFAS No. 123(R) resulted in a decrease to the Company’s income from operations and net income of approximately $241,000, but had no impact on basic or diluted earnings per share. For the nine months ended September 30, 2006, the effect of the adoption of SFAS No. 123(R) resulted in an increase to the Company’s loss from operations and net loss of approximately $883,000, or $0.03 per basic and diluted share. The adoption of SFAS No. 123(R) had no impact on net cash flows for the nine months ended September 30, 2006.
The Company recognizes compensation cost related to stock options and other share-based awards on a straight-line basis over the requisite service period. As of September 30, 2006, there was approximately $2,343,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 2.7 years. As of September 30, 2006 the aggregate intrinsic value of exercisable options was $0. The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Nine Months Ended September 30,
	2006 Grants	2005 Grants
Expected volatility	55%	49%
Approximate risk free interest rate	4.87%	3.95%
Expected life	5.0 years	5.0 years
Expected annual forfeiture rate	25%	0%
A summary of the status and activity of the Company’s stock options is as follows for the nine months ended September 30, 2006:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	1,834,673	$6.87
Granted at Exercise Price = Market Price	287,500	3.32
Granted at Exercise Price > Market Price	200,000	6.65
Exercised	(2,500)	6.87
Forfeited	(558,751)	6.50
Expired	(268,999)	6.68

Outstanding at end of period	1,491,923	6.33

Options exercisable at end of period	422,511	6.90

Weighted average grant date fair value per share	$1.66

Information about stock options outstanding as of September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life In Years	Price	Exercisable	Life In Years	Price
$2.25 to $6.15	321,250	5.42	$3.69	19,374	4.67	$6.01
$6.80	239,500	4.95	6.80	74,875	4.95	6.80
$6.87	730,625	4.06	6.87	302,012	4.06	6.87
$6.97 to $8.06	125,548	5.10	7.91	7,500	5.06	7.93
$8.20	75,000	5.02	8.20	18,750	5.02	8.20

	1,491,923	4.63	6.33	422,511	4.22	6.90

As of December 31, 2005, there were 376,606 shares of unvested restricted stock outstanding, with a weighted average grant date fair value of $7.76 per share. During the nine months ended September 30, 2006, 425,000 shares of restricted stock, with a weighted average grant date fair value of $2.91 per share, totaling approximately $1,238,000, were granted to certain key employees under the 2005 Plan. An additional award of 200,000 shares of restricted NationsHealth common stock with a grant date fair value of $594,000, or $2.97 per share, was granted to a key employee in June 2006 by certain principal stockholders of the Company. The value of these restricted stock grants is being recorded to compensation expense on a straight-line basis over the vesting periods of the awards, which range from one to five years. As of September 30, 2006, there were 970,356 shares of unvested restricted stock outstanding, with a weighted average grant date fair value of $4.65 per share.
Approximately $344,000 and $1,075,000 of compensation expense was recognized during the three and nine months ended September 30, 2006, respectively, related to restricted stock grants. As of September 30, 2006, there was approximately $3,518,000 of total unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a remaining weighted average period of 4.1 years. Based upon the Company’s limited history and the limited distribution of the restricted stock, forfeitures were estimated at 0% for the three months ended September 30, 2006.
As of December 31, 2005, the Company had a balance of approximately $2,761,000 in unearned compensation related to awards of unvested restricted stock. Upon adoption of SFAS No. 123(R), the balance in unearned compensation was reclassified to additional paid-in capital.
8. LINE OF CREDIT
The Company entered into a revolving credit agreement in April 2004, which was subsequently amended and restated in June 2004 to add additional over-advance borrowing capability, and amended again in August and November 2004 and February, May, August and November 2005 to adjust the financial covenants to account for the Company’s actual and projected financial results.
On March 21, 2006, the revolving credit agreement was amended and restated to, among other things, eliminate the over-advance borrowing capability, adjust the financial covenants to reflect the Company’s actual and projected financial results, provide the Company with the ability to prepay and terminate the credit facility at any time upon sixty days notice with the payment of certain early termination fees, and extend the maturity date to April 30, 2010. On August 11, 2006 and September 27, 2006, the revolving credit agreement was amended again to adjust the financial covenants to account for the Company’s actual and projected financial results. Pursuant to the amendment on September 27, 2006, the lender agreed to waive certain violations of covenants under the revolving credit agreement that existed as of that date.
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

The revolving line bears interest monthly at the higher of prime plus 2.5% or 6.5%, plus certain additional fees and charges. As of September 30, 2006, the rate under the facility was 10.75%. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA, as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum liquidity, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of September 30, 2006, the outstanding balance under the line of credit was $2,500,000, and the unused portion available thereunder was approximately $1,044,000.
9. CONVERTIBLE NOTES
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
The Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%, payable monthly. The Notes are secured by substantially all the Company’s assets, but are subordinated to the line of credit (see Note 8). The Notes may be subordinated to future indebtedness not to exceed $20,000,000 unless the Company achieves certain performance criteria as specified in the Notes, in which case the amount of senior debt may not exceed $25,000,000. The terms of the Notes allow the Holders, at their discretion, to convert all or part of the Notes into shares of the Company’s common stock at a conversion price of $6.56 per share, subject to adjustment for anti-dilution, which is limited and capped, as described in the Notes. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by the Company.
The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction, as defined. If a Note is redeemed at the option of the Company other than upon a change of control transaction, the Holders may receive, at their discretion, either (i) the principal amount plus any accrued and unpaid interest of the Notes being redeemed (the “Par Redemption Price”), plus a warrant exercisable for such number of shares of the Company’s common stock the Holders would have received had the Notes being redeemed been converted immediately prior to such redemption, which warrant shall have an exercise price equal to the conversion price of the Notes in effect immediately prior to issuance of the warrant, and shall expire on February 28, 2012 (a “Redemption Warrant”), or (ii) 110% of the outstanding principal amount of the Notes being redeemed plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price, or if the Company does not act, the Holders may choose to either receive the Premium Redemption Price or require that the surviving entity assume the obligations of the Notes. Through September 30, 2006, no events have occurred that would trigger adjustments for anti-dilution.
On February 28, 2010, and from time to time thereafter, the Company is required to redeem a portion of the Notes as more fully described in the Notes at the Par Redemption Price. In addition, upon a redemption by the Company of the Millstream Warrants (as defined in Note 10) which results in the exercise of at least three quarters of the Millstream Warrants outstanding as of the closing date for cash, the Holders shall have the right to require the Company to repurchase from them shares of common stock equal to such number of shares of common stock that would be receivable upon conversion of up to an aggregate of $5,000,000 in principal amount of the Notes, at the greater of the market price per share of the common stock at such time or $8.50 per share, provided, that in no event shall the aggregate payment for all of such shares exceed 25% of the cash proceeds of the Millstream Warrants exercised pursuant to the warrant redemption. Also, for 30 days following a redemption in which the Holders receive Redemption Warrants, (i) the Holders shall have a right (the “Tax Put Right”) by written notice to the Company to require the Company to purchase an amount of shares of common stock from the Holders, at the market price per share at such time, that is equal to an amount of up to $5,000,000 in the aggregate for all such redemptions for all Holders of all Notes and (ii) if the amount received by the Holders after exercising its rights up to the maximum aggregate amount pursuant to clause (i) is, when combined with the cash consideration received by the Holders upon redemption of the Notes, still insufficient to pay the income taxes relating to the redemption, the receipt of the Redemption Warrants and the exercise of the Tax Put Right, then, upon receipt of written notice from the Holders of such insufficiency, the Company shall use commercially reasonable efforts to file a registration statement for all Holders of Notes (regardless of the number of redemptions) as soon as reasonably practicable after such redemption but in any event within thirty (30) days after such redemption and cause such registration statement to be declared effective as soon as practicable after such filing but in any event within sixty (60) days after such filing, failing which the Holders of all Notes shall have an additional Tax Put Right in the amount of up to $2,500,000 in the aggregate for all such redemptions. Through September 30, 2006, no events have occurred that would trigger any of these rights.
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
10. STOCKHOLDERS’ EQUITY
Warrants
On August 28, 2003, Millstream Acquisition Corporation (“Millstream”), the predecessor to NationsHealth, completed its initial public offering (the “Offering”). Pursuant to the Offering, Millstream sold 4,025,000 units (“Units”), including 525,000 Units that were issued upon exercise of the underwriters’ over-allotment option. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Millstream Warrants”). Each Millstream Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. During the nine months ended September 30, 2006, a total of 399,920 Millstream Warrants were exercised, resulting in proceeds of approximately $2,000,000. Through September 30, 2006, 1,161,925 of the Millstream Warrants have been exercised and 6,888,075 remained outstanding. The Millstream Warrants, which expire on August 25, 2007, are redeemable by the Company, at a price of $0.01 per Millstream Warrant upon 30 days notice, in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, Millstream issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.00 per share, but otherwise have the same terms and conditions as the Millstream Warrants. Separate trading of the common stock and the Millstream Warrants underlying the Units commenced on September 9, 2003.

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
Common Stock Reserved
As of September 30, 2006, the Company had 16,350,167 shares of common stock reserved for issuance upon exercise of warrants, stock options, the Notes and the underwriters’ option, which totaled 9,869,525, 3,144,057, 2,286,585 and 1,050,000, respectively.
11. EARNINGS (LOSS) PER SHARE
The shares issuable upon conversion of the Notes (see Note 9), unvested restricted stock and the shares issuable upon exercise of the Company’s outstanding warrants, stock options, and the underwriters’ option have been excluded from the calculation of diluted loss per share for the nine-month periods ended September 30, 2006 and 2005, as their effect would have been antidilutive.
The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands, except for per share information)
Numerator:
Numerator for basic earnings (loss) per share — Net income (loss)	$6,020	$11,792	$(12,507)	$(1,882)
Add: Interest expense on convertible notes	—	305	—	—

Numerator for diluted earnings (loss) per share	$6,020	$12,097	$(12,507)	$(1,882)

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares outstanding	27,919	26,283	27,871	26,211
Effect of dilutive securities:
Convertible notes	—	2,286	—	—
Warrants	—	1,523	—	—
Employee stock options	2	13	—	—

Denominator for diluted earnings (loss) per share	27,921	30,105	27,871	26,211

Basic earnings (loss) per share	$0.22	$0.45	$(0.45)	$(0.07)

Diluted earnings (loss) per share	$0.22	$0.40	$(0.45)	$(0.07)

12. COMMITMENTS AND CONTINGENCIES
Purchase Commitment
The Company entered into an agreement (the “Distribution Agreement”) with a vendor effective October 1, 2003, as amended, to purchase from the vendor certain minimum cumulative quantities of units of diabetes testing supplies as of specific dates through December 31, 2006. On September 13, 2006, the Company and the vendor entered into an Agreement of Termination (the “Termination Agreement”) to, among other things, terminate the Distribution Agreement. Pursuant to the Termination Agreement, the Company paid $4,375,000 to the vendor in full satisfaction of the approximately $5,352,000 due to the vendor under the Distribution Agreement. As a result of the Termination Agreement, the Company has no further obligation to purchase the remaining products committed to under the Distribution Agreement of approximately $27 million.
Employment Arrangements
On December 16, 2005, Robert Gregg, who served as the Company’s Chief Operating Officer until October 5, 2005, and the Company entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Gregg stepped down from all employment roles that he held at the Company effective December 16, 2005 (the “Separation Date”). The Company provided Mr. Gregg (i) a lump-sum separation payment of $250,000, and (ii) $150,000 in lieu of a 2005 bonus opportunity. Mr. Gregg also received deferred severance compensation in the amount of $250,000 on the seven-month anniversary of the Separation Date and began receiving salary continuation of $500,000 per annum, on the eight-month anniversary of the Separation Date. Salary continuation payments to Mr. Gregg will cease on the twenty-month anniversary of the Separation Date.
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
The Company had an employment contract with Gregory Couto, its former Executive Vice President of Operations, dated as of April 15, 2005 (the “Couto Agreement”). Under the Couto Agreement, in the event of Mr. Couto’s constructive or involuntary termination by the Company without cause, as defined in the agreement, or if Mr. Couto resigns for good cause, as defined, Mr. Couto is entitled to termination benefits. The Company and Mr. Couto entered into a Separation Agreement and General Release (the “Couto Separation Agreement”) effective October 13, 2006. Under the terms of the Couto Separation Agreement, Mr. Couto resigned from employment at the Company effective April 26, 2006 and the Company paid Mr. Couto separation payments totaling $90,774.
Equity Participation Fee
The Company’s revolving credit facility (see Note 8), includes an equity participation fee that is contingent upon the Company’s financial results. The fee will become due on a date determined by the lender, which shall not be later than maturity, but may be earlier if the facility is terminated prior to April 30, 2010. The fee ranges from $375,000 to $625,000, depending upon factors existing as of the date determined by the lender. As of September 30, 2006, the Company had accrued approximately $499,000 related to the equity participation fee, which has been recorded as additional interest expense.

13. SEGMENT INFORMATION
From inception and through the third quarter of 2005, the Company operated in one line of business and had no reportable segments. Commencing in the fourth quarter of 2005 and as a result of the launch of the Company’s Medicare Part D operations, the Company adjusted its internal reporting structure resulting in two reportable segments: Pharmacy Products, formerly referred to as Medical Products, and Insurance Services, formerly referred to as Medicare Part D. The Pharmacy Products segment markets and sells diabetes, ostomy and other pharmacy supplies and, prior to September 2, 2005, respiratory medications and supplies, primarily to Medicare beneficiaries under Medicare Part B. The Pharmacy Products segment consists of two operating divisions: Direct-to-Consumer, which markets and sells to patients primarily through direct-response advertising and, through September 30, 2005, offered discount prescription drug cards, and Retail, which markets and sells to patients through the Company’s retail initiative with Kmart Corporation. Through its Insurance Services segment, the Company provides services to CIGNA in connection with CIGNA’s offering its Medicare Part D prescription drug plans to Medicare beneficiaries.
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

Revenues and segment profit (loss) for the Company’s reportable segments for the three and nine months ended September 30, 2006 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Revenue:
Pharmacy Products (1)	$12,482	$37,538
Insurance Services (2)	7,314	26,889

Consolidated revenue	$19,796	$64,427

Segment profit (loss):
Pharmacy Products (3)	$3,431	$7,295
Insurance Services	3,730	(1,815)
Unallocated amounts:
Amortization of equity issued to CIGNA	(969)	(2,908)
Impairment of investment in joint venture	(559)	(1,292)
Gain on sale of business line	5,000	5,000
Other corporate expenses	(3,835)	(16,639)

Consolidated income (loss) from operations	$6,798	$(10,359)

(1)	Revenue for the Pharmacy Products segment includes net product sales and prescription drug card revenue.

(2)	Represents revenue from services provided to CIGNA.

(3)
Segment profit for Pharmacy Products for the three and nine months ended September 30, 2006 includes a gain of approximately $977,000 related to the settlement of the vendor obligation discussed in Note 12.

Effective beginning with the quarter ended September 30, 2006, the Company changed certain of its expense allocations among its reportable segments. The effect of these changes for the three months ended September 30, 2006 was to decrease segment profit by approximately $1,019,000 for the Pharmacy Products segment and by approximately $615,000 for the Insurance Services segment. Conversely, unallocated other corporate expenses were decreased by approximately $1,634,000 for the three months ended September 30, 2006.
Identifiable assets for the Company’s reportable segments as of September 30, 2006 are as follows (in thousands):

Pharmacy Products	$9,092
Insurance Services	1,409
Unallocated assets	20,105

Consolidated assets	$30,606

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
The following factors, among others, create risks and uncertainties that could affect our future performance:
•	Our ability to successfully maintain and grow our Insurance Services and Pharmacy Products segments;

•	Declining Medicare reimbursement levels for, or increases in the costs of, products dispensed;

•	Our history of operating losses and the possibility that we may incur additional operating losses;

•	An inability to raise the capital that we may need to sustain our operations;

•	Identification of, and competition for, growth and expansion opportunities;

•
Changes in, or our ability to comply with, government regulation and legislation, or interpretations thereof, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation, including HIPAA;

•	Our ability to establish and maintain successful collaborative relationships;

•	Adverse developments in any investigation related to the pharmaceutical industry;

•	Competition and technological change that may make our products and services less attractive or obsolete;

•	Our ability to obtain and maintain intellectual property protection for our technologies;

•	An adverse resolution of future lawsuits or investigations;

•	Significant fluctuations in our revenue and operating results, which have occurred in the past and may continue in the future;

•	Our ability to hire and retain qualified personnel;

•	Our exposure to product liability in excess of our insurance coverage;

•	Any failure to maintain an effective system of internal controls in the future that could adversely affect our ability to accurately report financial results or prevent fraud;

•	Compliance with changing regulation of corporate governance and public disclosure resulting in additional expenses;

•	Volatility in the public trading price and low trading volume for our common stock;

•
Failure to meet the standards for continued listing on The Nasdaq Global Market could result in the delisting of our securities, negatively affecting their liquidity and our ability to obtain future equity financing; and

•	Anti-takeover provisions in our governing documents and under Delaware law that may make an acquisition of our Company more difficult.
As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
Business
NationsHealth, Inc. (referred to in this Quarterly Report on Form 10-Q as “NationsHealth,” the “Company,” “we,” “us” or “our”) provides pharmacy products nationwide to Medicare and managed care beneficiaries with a focus on improving the delivery and cost of healthcare to the approximately 40 million Medicare beneficiaries in the United States. NationsHealth also provides certain services, including marketing, insurance agent training and licensing, member enrollment and service, distribution, billing and collections, to Medicare Part D and Medicare Advantage sponsors. Our proprietary and scalable information technology platform supports the large scale enrollment and servicing of individuals, program administration and patient management.
As of September 30, 2006, we were engaged in two reportable business segments: Pharmacy Products and Insurance Services.
Pharmacy Products
Home Delivery of Medical Products
We operate a licensed pharmacy in the State of Florida, with the ability to dispense physician-prescribed medications and distribute medical equipment and supplies nationally. We provide home delivery of diabetes, ostomy and other medical products primarily under Medicare Part B. As of September 30, 2006, we had approximately 102,000 patients for our supplies to whom we have shipped supplies and that have not cancelled our service.

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
Retail Program
Medicare beneficiaries often purchase certain of the products we offer at retail stores, some of which do not accept assignment of benefits from their patients. If a retailer does not accept assignment of benefits, the patient must pay up-front for the supplies and then wait for reimbursement from Medicare and other third party payors, if applicable. Recognizing an opportunity to expand our patient base and improve accessibility of diabetes supplies we launched our retail initiative. Under our retail initiative, Medicare beneficiaries have the convenience of picking up diabetes supplies from us at a retail pharmacy location, just as they would their medications. They do not, however, pay up-front for their diabetes supplies, and we seek reimbursement from Medicare and other third party payors, subject to any patient co-payment and/or deductible. Through our retail initiative with Kmart Corporation (“Kmart”), we have combined our expertise in Medicare billing and regulatory compliance with the accessibility of nationwide pharmacies to create an additional convenient, consumer friendly mechanism for Medicare beneficiaries to receive their diabetes supplies at retail locations. As of September 30, 2006, our retail program served approximately 13,000 diabetes patients at over 1,100 Kmart pharmacies.
Specialty Pharmacy
On August 3, 2005, we entered into a joint venture, NationsHealth Specialty Rx (“Specialty Rx”), with US Bioservices Corporation (“US Bio”) to develop and operate a specialty and oncology pharmacy business. In March 2006, the Centers for Medicare and Medicaid Services (“CMS”) approved Specialty Rx’s participation in its Competitive Acquisition Program (“CAP Program”). However, we and US Bio determined that the terms of the CAP Program established by CMS were not economically viable and consequently did not commence operations. On September 27, 2006, we entered into an agreement (the “Dissolution Agreement”) with US Bio to dissolve Specialty Rx and for Specialty Rx to return to us and US Bio our respective capital contributions into Specialty Rx. On October 5, 2006, we received the return of our $1,530,000 original contribution to Specialty Rx.
As a condition of the Dissolution Agreement, we agreed to pay a termination fee (the “Termination Fee”) to US Bio in the amount of $1,500,000, evidenced by a promissory note (the “Promissory Note”) to US Bio. The Promissory Note is non-interest bearing and matures on February 21, 2008.
Discount Prescription Drug Card Services
Prior to October 1, 2005, we provided discount prescription drug cards, which are accepted at over 57,000 pharmacies nationwide. Each time a cardholder saved money using these discount prescription drug cards, the pharmacy paid a fee to the company that adjudicated the claim and we received a portion of that fee. We also earned manufacturer rebates when cardholders purchased certain drugs using the card. Pursuant to our original agreement with CIGNA, we stopped marketing discount prescription drug cards in October 2005, which began to negatively impact prescription drug card revenue in the fourth quarter of 2005. With the onset of prescription drug coverage to Medicare beneficiaries under Medicare Part D, beginning January 1, 2006, the number of claims adjudicated with our cards continued to decline throughout 2006.

On September 5, 2006, we sold the assets specifically relating to the discount prescription drug card business (the “Discount Prescription Drug Card Business”) to HealthTran LLC (“HealthTran”) for $6,000,000 (the “Purchase Price”). The Purchase Price is subject to a potential downward adjustment, of up to $1,000,000, based on the volume of claims processed by HealthTran in connection with the Discount Prescription Drug Card Business through September 5, 2007. Pursuant to the transaction, we recorded a gain of $5,000,000 during the quarter ended September 30, 2006 and a deferred gain of $1,000,000, related to the potential Purchase Price adjustment.
Insurance Services
We entered into an agreement with Connecticut General Life Insurance Company (“CIGNA”) effective May 5, 2005, with an Initial Term through December 31, 2009, to provide services to CIGNA in connection with CIGNA’s offering of its national CIGNATURE Rx Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement combines CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and our experience with regard to Medicare and our expertise in enrolling individual Medicare eligible patients. Pursuant to this agreement, the services we provide to CIGNA include marketing, insurance agent training and licensing, member enrollment and service, distribution, billing and collections. We began enrolling beneficiaries throughout the United States in CIGNA’s Medicare Part D prescription drug plans on November 15, 2005, the first day of open enrollment for the 2006 plan year, and plan benefits began on January 1, 2006. The open enrollment period for the 2006 plan year extended through May 15, 2006.
On May 26, 2006, our agreement with CIGNA was amended and restated (“Amended and Restated Agreement”). The Amended and Restated Agreement modifies the compensation terms among the parties to provide for a predictable service fee arrangement for the 2007 plan year and continuing through December 31, 2009. We will continue to provide CIGNA with certain enrollee service activities and, at the option of CIGNA, selected marketing and enrollment services. Also, pursuant to the Amended and Restated Agreement, we may provide services, such as education, marketing, enrollment and customer service, to other Medicare Part D insurers and CIGNA may use other vendors to provide them with services for their Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if CIGNA does not meet specified thresholds of enrollees we service. In October 2006, we entered into agreements to provide plan enrollment and advisory services to other Medicare Part D providers and we are pursuing additional opportunities to offer a variety of services to other Medicare Part D program providers.
Critical Accounting Policies
In our Form 10-K for the year ended December 31, 2005, our critical accounting policies and estimates were identified as those relating to revenue recognition, allowances for doubtful accounts and claims denials, allowances for costs related to billings in process, and patient acquisition and related costs. We reviewed our policies and determined that there have been no significant changes to our critical accounting policies for the period ended September 30, 2006.

Results of Operations
The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenue for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
Revenue:
Net product sales	$11,811	59.7%	$18,167	85.4%	$33,555	52.1%	$55,299	88.6%
Prescription drug card revenue	671	3.4	2,316	10.9	3,983	6.2	6,327	10.1
Service revenue	7,314	36.9	780	3.7	26,889	41.7	780	1.2

	19,796	100.0	21,263	100.0	64,427	100.0	62,406	100.0
Cost of product sales	4,233	21.4	8,037	37.8	14,424	22.4	23,448	37.6
Cost of services	2,430	12.3	1,311	6.2	25,685	39.9	1,311	2.1

Gross Profit	13,133	66.3	11,915	56.0	24,318	37.7	37,647	60.3
Operating Expenses:
Patient acquisition and related costs	149	0.8	3,256	15.3	2,793	4.3	17,976	28.8
Patient service and fulfillment	1,839	9.3	3,593	16.9	6,382	9.9	11,418	18.3
General and administrative	6,457	32.6	5,576	26.2	22,428	34.8	15,193	24.3
Provision for doubtful accounts	998	5.0	2,330	11.0	2,844	4.4	7,575	12.1
Depreciation and amortization	364	1.8	224	1.1	1,030	1.6	653	1.0
Gain on sale of business line	(5,000)	(25.3)	(15,508)	(72.9)	(5,000)	(7.8)	(15,508)	(24.9)
Amortization of equity issued to CIGNA	969	4.9	—	—	2,908	4.5	—	—
Impairment of investment in joint venture	559	2.8	—	—	1,292	2.0	—	—

	6,335	32.0	(529)	(2.5)	34,677	53.8	37,307	59.8

Income (Loss) from Operations	6,798	34.3	12,444	58.5	(10,359)	(16.1)	340	0.5
Other expense, net	(778)	(3.9)	(652)	(3.1)	(2,148)	(3.3)	(2,222)	(3.5)

Net Income (Loss)	$6,020	30.4%	$11,792	55.5%	$(12,507)	(19.4%)	$(1,882)	(3.0%)

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenue. Revenue decreased approximately $1.5 million, or 7%, to $19.8 million for the three months ended September 30, 2006, from $21.3 million for the same period in 2005. Net product sales for our Pharmacy Products segment experienced a decrease in revenue of approximately $6.4 million primarily due to the sale of our respiratory division on September 2, 2005, which contributed $5.7 million to revenue in the third quarter of 2005. Additionally, revenue from the sale of diabetes supplies was lower by approximately $1.1 million, primarily as a result of significantly reduced marketing and attrition of our patient base, partially offset by increased revenue from improvements in our billing processes during the quarter ended September 30, 2006. Sales of new products that were not offered in 2005 contributed approximately $0.4 million to net product sales for the three months ended September 30, 2006. Prescription drug card revenue was lower by approximately $1.6 million due to the discontinuation of discount prescription drug card marketing in October 2005, the availability of prescription drug coverage to Medicare beneficiaries under Medicare Part D beginning January 1, 2006, and, ultimately, the sale of the discount prescription drug card business on September 5, 2006. The launch of our Insurance Services segment in September 2005 contributed $7.3 million to our revenue in the third quarter of 2006, compared to $0.8 million for same period in 2005.

Cost of Product Sales. Cost of product sales, which relates to our Pharmacy Products segment, decreased approximately $3.8 million, or 47%, to $4.2 million for the three months ended September 30, 2006, from $8.0 million for the same period in 2005. The decrease primarily related to lower net product sales, as discussed above, and a gain on the settlement with one of our vendors that reduced our cost of product sales by approximately $1.0 million for the third quarter of 2006. Gross margins on product sales were 64.2% in the third quarter of 2006, compared to 55.8% in the same period in 2005, primarily as a result of the vendor settlement in the third quarter of 2006, partially offset by sales of higher margin respiratory supplies and medications in the third quarter of 2005.
Cost of Services. Cost of services, which relates to our Insurance Services segment launched in September 2005, amounted to approximately $2.4 million for the three months ended September 30, 2006, compared to approximately $1.3 million for the same period in 2005. Cost of services consists of the direct costs of providing services to CIGNA for the CIGNATURE Rx Medicare Part D prescription drug program. Due to the conclusion of the initial open enrollment period on May 15, 2006, costs of services decreased in the third quarter of 2006, compared to the first and second quarters of 2006. Gross margin for our Insurance Services segment was approximately 66.8% for the third quarter of 2006, compared to a negative margin of 68.1% in the same period in 2005, primarily due to the launch of our Insurance Services segment during the 2005 period.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin was 66.3% for the three months ended September 30, 2006, compared to 56.0% for the same period in 2005, due to the factors discussed above.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $3.1 million, or 95%, to $0.1 million for the three months ended September 30, 2006, from $3.3 million for the same period in 2005. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and prescription drug card fulfillment services related to our Pharmacy Products segment. The decrease in patient acquisition and related costs was reflective of the significant reductions to our marketing program in 2006. Improvements in our billing processes in the quarter ended September 30, 2006, which resulted in a lower percentage of shipments that are never billed, also served to decrease patient acquisition and related costs. Advertising, marketing and creative costs and call center services in our Insurance Services segment are included in cost of services in our condensed consolidated statements of operations. As a percentage of net product sales, patient acquisition and related costs were 1.3% for the three months ended September 30, 2006, compared to 17.9% for the same period in 2005.
Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses decreased approximately $1.8 million, or 49%, to $1.8 million for the three months ended September 30, 2006, from $3.6 million for the same period in 2005. The decrease in patient service and fulfillment expenses, which consist primarily of costs to service existing patients for our Pharmacy Products segment, was primarily due to lower sales volume from our Pharmacy Products segment for the reasons discussed above. As a percentage of net product sales, patient service and fulfillment expenses were 15.6% for the three months ended September 30, 2006, compared to 19.8% for the same period in 2005.
General and Administrative Expenses. General and administrative expenses increased approximately $0.9 million, or 16%, to $6.5 million for the three months ended September 30, 2006, from $5.6 million for the same period in 2005. The increase in general and administrative expenses was primarily due to higher corporate payroll of approximately $1.7 million, including stock compensation costs of approximately $0.6 million, partially offset by approximately $0.6 million in lower professional fees. As a percentage of total revenue, general and administrative expenses were 32.6% for the three months ended September 30, 2006, compared to 26.2% for the same period in 2005.

Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Pharmacy Products segment, decreased approximately $1.3 million, or 57%, to $1.0 million for the three months ended September 30, 2006, from $2.3 million for the same period in 2005. The decline in the provision for doubtful accounts was due to lower sales volume from our Pharmacy Products segment, as discussed above, and improved billing and collections results. As a percentage of net product sales, the provision declined to 8.4% for the three months ended September 30, 2006, compared to 12.8% for the same period in 2005.
Depreciation and Amortization. Depreciation and amortization increased approximately $140,000, or 63%, to $364,000 for the three months ended September 30, 2006, from $224,000 for the same period in 2005. The increase in depreciation and amortization was due to our investments in equipment and software to support our growth and the launch of our Insurance Services segment.
Gain on Sale of Line of Business. On September 5, 2006, we sold the assets relating to our discount prescription drug card business to HealthTran for $6.0 million. The Purchase Price is subject to a potential downward adjustment, of up to $1.0 million, based on the volume of claims processed by HealthTran in connection with the Discount Prescription Drug Card Business through September 5, 2007. Pursuant to the transaction, we recorded a gain of $5.0 million during the quarter ended September 30, 2006 and a deferred gain of $1.0 million, related to the potential Purchase Price adjustment. On September 2, 2005, we sold our respiratory division (including its respiratory-related inventory), resulting in a gain of $15.5 million.
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
Impairment of Investment in Joint Venture. We recorded an impairment charge of $733,000 during the quarter ended June 30, 2006 to write down our investment in the Specialty Rx joint venture to its estimated net realizable value as of that date, based upon the expected value of consideration we expected to receive in the proposed dissolution being negotiated at the time. In connection with the Dissolution Agreement, we recorded an additional impairment charge of $559,000 during the quarter ended September 30, 2006. The impairment charge recorded, totaling $1,292,000, represents the net present value of the Promissory Note payable issued for the Termination Fee.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Revenue. Revenue increased $2.0 million, or 3%, to $64.4 million for the nine months ended September 30, 2006, from $62.4 million for the same period in 2005. Our Insurance Services segment, which was launched in September 2005, contributed $26.9 million to our revenue for the first nine months of 2006, compared to $0.8 million for the same period in 2005. Service revenue for the nine months ended September 30, 2006 included approximately $9.9 million of revenue related to initial marketing and enrollment services, which ceased effective with the end of the open enrollment period. This increase was partially offset by $24.1 million lower revenue for our Pharmacy Products segment during the nine months ended September 30, 2006, compared to the same period in 2005. The decline in net product sales was primarily due to the sale of our respiratory division on September 2, 2005, which contributed approximately $18.8 million to revenue in the first nine months of 2005. Additionally, revenue from sales of diabetes products was lower by approximately $3.6 million, primarily as a result of significantly reduced marketing and attrition of our patient base, partially offset by increased revenue from improvements in our billing processes during the 2006 period. Sales of new products that were not offered in 2005 contributed approximately $0.5 million to net product sales for the nine months ended September 30, 2006. Prescription drug card revenue was $2.3 million lower for the first nine months of 2006, compared to the same period in 2005, due to the discontinuation of marketing in October 2005, the availability of prescription drug coverage to Medicare beneficiaries under Medicare Part D beginning January 1, 2006, and, ultimately, the sale of the discount prescription drug card business on September 5, 2006.
Cost of Product Sales. Cost of product sales, which relates to our Pharmacy Products segment, decreased approximately $9.0 million, or 38%, to $14.4 million for the nine months ended September 30, 2006, from $23.4 million for the same period in 2005. The decrease primarily related to lower net product sales discussed above and a gain on the settlement with one of our vendors that reduced our cost of product sales by approximately $1.0 million for the third quarter of 2006. Gross margins on product sales were 57.0% in the first nine months of 2006, compared to 57.6% in the same period in 2005, primarily as a result of the change in product mix resulting from the sale of the respiratory division, partially offset by the vendor settlement in the third quarter of 2006.
Cost of Services. Cost of services, which relates to our Insurance Services segment launched in September 2005, amounted to approximately $25.7 million for the nine months ended September 30, 2006, compared to $1.3 million for the same period in 2005. Cost of services consists of the direct costs of providing services to CIGNA for their CIGNATURE Rx Medicare Part D prescription drug program. Gross margin for our Insurance Services segment was approximately 4.5% for the first nine months of 2006, compared to a negative margin of 68.1% in the same period in 2005, primarily due to the launch of our Insurance Services segment during the 2005 period.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin was 37.7% for the nine months ended September 30, 2006, compared to 60.3% for the same period in 2005 due to the factors discussed above.
Patient Acquisition and Related Costs. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and prescription drug card fulfillment services related to our Pharmacy Products segment. Advertising, marketing and creative costs and call center services in our Insurance Services segment are included in cost of services in our condensed consolidated statements of operations. Patient acquisition and related costs decreased approximately $15.2 million, or 84%, to $2.8 million for the nine months ended September 30, 2006, from $18.0 million for the same period in 2005. The decrease in patient acquisition and related costs was reflective of the significant reductions to our marketing program in 2006. Improvements in our billing processes in the 2006 period, which resulted in a lower percentage of shipments that are never billed, also served to decrease patient acquisition and related costs. Advertising, marketing and creative costs decreased by approximately $6.3 million, to $1.7 million in the nine months ended September 30, 2006, from $8.0 million for the same period in 2005. Call center services decreased by approximately $3.4 million, to $0.4 million in the nine months ended September 30, 2006, from $3.8 million for the same period in 2005. Fulfillment services decreased by approximately $1.7 million, to $0.6 million in the nine months ended September 30, 2006, from $2.3 million for the same period in 2005. Also contributing to the reduction was lower sales payroll related to the sale of our respiratory division. As a percentage of net product sales, patient acquisition and related costs were 8.3% for the nine months ended September 30, 2006, compared to 32.5% for the same period in 2005.
Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses decreased approximately $5.0 million, or 44%, to $6.4 million for the nine months ended September 30, 2006, from $11.4 million for the same period in 2005. The decrease in patient service and fulfillment expenses, which consist primarily of costs to service existing patients for our Pharmacy Products segment, was primarily due to lower sales volume from our Pharmacy Products segment for the reasons discussed above. As a percentage of net product sales, patient service and fulfillment expenses were 19.0% for the nine months ended September 30, 2006, compared to 20.6% for the same period in 2005.

General and Administrative Expenses. General and administrative expenses increased approximately $7.2 million, or 48%, to $22.4 million for the nine months ended September 30, 2006, from $15.2 million for the same period in 2005. The increase in general and administrative expenses is primarily due to higher corporate payroll and overhead, which increased by approximately $7.8 million, including severance costs of approximately $1.3 million and stock compensation costs of approximately $2.0 million, partially offset by approximately $0.5 million lower professional fees. As a percentage of total revenue, general and administrative expenses were 34.8% for the nine months ended September 30, 2006, compared to 24.3% for the same period in 2005.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Pharmacy Products segment, decreased approximately $4.7 million, or 62%, to $2.8 million for the nine months ended September 30, 2006, from $7.6 million for the same period in 2005. The decline in the provision for doubtful accounts was due to lower sales volume from our Pharmacy Products segment, as discussed above, and improved billing and collections results. As a percentage of net product sales, the provision declined to 8.5% for the nine months ended September 30, 2006, compared to 13.7% for the same period in 2005.
Depreciation and Amortization. Depreciation and amortization increased approximately $377,000, or 58%, to $1,030,000 for the nine months ended September 30, 2006, from $653,000 for the same period in 2005. The increase in depreciation and amortization was due to our investments in equipment and software to support our growth and the launch of our Insurance Services segment.
Gain on Sale of Line of Business. On September 5, 2006, we sold the assets relating to our discount prescription drug card business to HealthTran for $6.0 million. The Purchase Price is subject to a potential downward adjustment, of up to $1.0 million, based on the volume of claims processed by HealthTran in connection with the Discount Prescription Drug Card Business through September 5, 2007. Pursuant to the transaction, we recorded a gain of $5.0 million during the quarter ended September 30, 2006 and a deferred gain of $1.0 million, related to the potential Purchase Price adjustment. On September 2, 2005, we sold our respiratory division (including its respiratory-related inventory), resulting in a gain of $15.5 million.
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
Impairment of Investment in Joint Venture. We recorded an impairment charge of $733,000 during the quarter ended June 30, 2006 to write down our investment in the Specialty Rx joint venture to its estimated net realizable value as of that date, based upon the expected value of consideration we expected to receive in the proposed dissolution being negotiated at the time. In connection with the Dissolution Agreement, we recorded an additional impairment charge of $559,000 during the quarter ended September 30, 2006. The impairment charge recorded, totaling $1,292,000, represents the net present value of the Promissory Note payable issued for the Termination Fee.
LIQUIDITY AND CAPITAL RESOURCES
Our discussion and analysis of our liquidity and capital resources may be affected by factors discussed in Item 7 in our Annual Report for the year ended December 31, 2005 on Form 10-K, filed with the SEC on March 31, 2006, in the section entitled “Recent Developments,” and other trends that could adversely affect our sources of cash.

Since our inception we have used significant amounts of cash in support of our operations and have incurred net losses of approximately $12.5 million, $19.8 million, $26.4 million, $3.8 million and $1.9 million for the nine months ended September 30, 2006 and the years ended December 31, 2005, 2004, 2003 and 2002, respectively. We had cash and cash equivalents of approximately $2.8 million and negative working capital of approximately $2.8 million as of September 30, 2006.
For the nine months ended September 30, 2006, we used approximately $20.4 million of net cash in operating activities. Our use of cash in operating activities was primarily due to our efforts to expand and grow our business, including the pursuit of strategic opportunities, such as Medicare Part D, as well as costs associated with being a publicly traded company.
For the nine months ended September 30, 2006, investing activities provided net cash of approximately $7.3 million from the sale of our discount prescription drug card business, collections of the remaining purchase price from the sale of our respiratory business, and maturity of short-term investments, partially offset by the acquisition of property and equipment to support the growth of our business.
In the nine months ended September 30, 2006 we obtained approximately $1.9 million of net cash from financing activities. The net cash provided by financing activities in the first nine months of 2006 was primarily due to the issuance of 399,920 shares of common stock as a result of warrant exercises.
We have a revolving credit agreement in the principal amount of up to $10.0 million. The borrowing availability under the revolving credit agreement is subject to a borrowing base formula based upon our eligible accounts receivables and inventory. As of September 30, 2006, the balance outstanding under the line was $2.5 million and the unused portion available thereunder was approximately $1.0 million.
On March 21, 2006, the revolving credit agreement was amended and restated to, among other things, eliminate the over-advance borrowing capability, adjust the financial covenants to reflect our actual and projected financial results, provide us with the ability to prepay and terminate the credit facility at any time upon sixty days notice with the payment of certain early termination fees and extend the maturity date to April 30, 2010. On August 11, 2006 and September 27, 2006, the revolving credit agreement was amended again to adjust the financial covenants to account for the Company’s actual and projected financial results. Pursuant to the amendment on September 27, 2006, the lender agreed to waive certain violations of covenants under the revolving credit agreement that existed as of that date.
On February 28, 2005, we issued $15.0 million par value in secured convertible notes (the “Notes”) maturing on February 28, 2012. The Notes have a stated fixed interest rate of 7.75%, payable monthly and are secured by substantially all our assets, but are subordinated to our line of credit. The Notes may be subordinated to future indebtedness not to exceed $20.0 million unless we achieve certain performance criteria as specified in the Notes, in which case the amount of senior debt may not exceed $25.0 million. The terms of the Notes allow the holders, at their discretion, to convert all or part of the Notes into shares of NationsHealth common stock at a conversion price of $6.56 per share, subject to adjustment for anti-dilution, which is limited and capped, as described in the Notes. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by us.
On September 2, 2005, we sold our respiratory line of business for a total of approximately $16.0 million. On September 5, 2006, we sold our discount prescription drug card business for $6.0 million. Management believes that additional opportunities are available to raise cash from the sale of a portion of the Company’s assets.

On May 26, 2006, we and CIGNA entered into an Amended and Restated Preferred Vendor Agreement, which amended and restated the agreement entered into on May 4, 2005, as amended. The amended and restated agreement modified the compensation terms among us and CIGNA to provide for a predictable service fee arrangement beginning with the 2007 plan year, pursuant to which we will, as a service vendor, no longer share the costs of CIGNA’s Medicare Part D program. During the nine months ended September 30, 2006, we incurred significant operating and cash flow losses related to the initial year start-up and open enrollment period of the Medicare Part D program. With the end of the 2006 open enrollment period on May 15, 2006, these operating and cash flow losses have ceased and our Insurance Services segment, which includes the CIGNA Medicare Part D services, is expected to be profitable for the remainder of 2006.
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
We entered into an agreement (the “Distribution Agreement”) with a vendor effective October 1, 2003, as amended, to purchase from the vendor certain minimum cumulative quantities of units of diabetes testing supplies as of specific dates through December 31, 2006. On September 13, 2006, we and the vendor entered into an Agreement of Termination (the “Termination Agreement”) to, among other things, terminate the Distribution Agreement. Pursuant to the Termination Agreement, we paid approximately $4.4 million to the vendor in full satisfaction of the approximately $5.4 million due to the vendor under the Distribution Agreement. As a result of the Termination Agreement, we have no further obligation to purchase the remaining products committed to under the Distribution Agreement of approximately $27 million.
The above factors have had the effect of strengthening our balance sheet and significantly improving our working capital from a deficit of approximately $13.7 million as of June 30, 2006, to a deficit of approximately $2.8 million as of September 30, 2006.
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
We believe that the actions we are presently taking provide us with the opportunity to improve our liquidity and profitability, and that we have sufficient liquidity to continue as a going concern.
Off-Balance-Sheet Arrangements
As of September 30, 2006, we did not have any significant off-balance-sheet arrangements.

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
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. For the three months ended September 30, 2006, the effect of the adoption of SFAS No. 123(R) resulted in a decrease to our income from operations and net income of approximately $241,000, and had no impact on basic or diluted earnings per share. For the nine months ended September 30, 2006, the effect of the adoption of SFAS No. 123(R) resulted in an increase to our loss from operations and net loss of approximately $883,000, or $0.03 per basic and diluted share. The adoption of SFAS No. 123(R) had no impact on net cash flows for the nine months ended September 30, 2006. As of September 30, 2006, there was approximately $2,343,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 2.7 years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities. The interest rate on our line of credit is tied to Citibank N.A.’s prime rate. A 100 basis point change in these rates would have an impact of approximately $25,000 on our annual interest expense, assuming the amount drawn on our line of credit remains consistent with the balance as of September 30, 2006.
Item 4. Controls and Procedures
In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, we recognize that any such controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
NATIONSHEALTH, INC.

Date: November 10, 2006	By:	/s/ Glenn M. Parker
		Name:	Glenn M. Parker
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2006	By:	/s/ Timothy Fairbanks
		Name:	Timothy Fairbanks
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2006	By:	/s/ Bryan Happ
		Name:	Bryan Happ
		Title:	Chief Accounting Officer (Principal Accounting Officer)

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit
No.	Description

10.1	Asset Purchase Agreement, dated as of September 5, 2006, by and among NationsHealth, Inc., United States Pharmaceutical Group, L.L.C. and HealthTran LLC,. Filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-50348) filed September 6, 2006 and incorporated herein by reference.

10.2	Agreement of Termination, dated as of September 13, 2006, by and among NationsHealth, Inc., United States Pharmaceutical Group, L.L.C. and Becton, Dickinson and Company. Filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-50348) filed September 13, 2006 and incorporated herein by reference.

10.3	Agreement to Dissolve Limited Liability Company and Promissory Note, dated as of September 27, 2006, between NationsHealth, Inc., and US Bioservices Corporation. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed October 3, 2006 and incorporated herein by reference.

10.4	Industrial Lease Agreement Between Industrial Property Fund III, L.P. as Landlord and NationsHealth, Inc. and United States Pharmaceutical Group, L.L.C. Collectively, as Tenant commencing on September 4, 2006.

10.5	Amendment to the Employment Agreement Between NationsHealth, Inc. and Robert E. Tremain dated as of October 5, 2006.

10.6	Description of NationsHealth, Inc. Non-Employee Director Compensation.

10.7	First Amendment to Second Amended and Restated Revolving Credit and Security Agreement dated August 11, 2006, by and between CapitalSource Finance LLC, United States Pharmaceutical Group, L.L.C., NationsHealth Holdings, L.L.C. and the Company.

10.8	Waiver, Consent and Second Amendment to Second Amended and Restated Revolving Credit and Security Agreement dated September 27, 2006, by and between CapitalSource Finance LLC, United States Pharmaceutical Group, L.L.C., NationsHealth Holdings, L.L.C. and the Company.

10.9	Third Amendment to Second Amended and Restated Revolving Credit and Security Agreement dated October 2, 2006, by and between CapitalSource Finance LLC, United States Pharmaceutical Group, L.L.C., NationsHealth Holdings, L.L.C. and the Company.

Exhibit
No.	Description
10.10	Property Lease between Orange Blossom Investments, LLC, and the Company, dated October 13, 2006.

10.11	Separation Agreement and General Release dated October 5, 2006, between NationsHealth, Inc. and Gregory Couto. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed October 16, 2006 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.