Form 10-K
period 2006-12-31
NationsHealth, Inc.
filed 2007-03-30
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
Commission File Number: 000-50348
NATIONSHEALTH, INC.
(Exact name of registrant issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1688360 (I.R.S. Employer Identification No.)

13630 NW 8th Street, Suite 210, Sunrise, FL (Address of principal executive offices)	33325 (Zip Code)
Registrant’s telephone number, including area code: (954) 903-5000
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market
Warrants	The NASDAQ Stock Market
Units	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) computed by reference to the price of which the common equity was last sold on the NASDAQ Stock Market for such date was approximately $18,510,000.
As of March 27, 2007, the registrant had 28,837,760 shares of common stock, $0.0001 par value, issued and outstanding, excluding 68,948 treasury shares.
Documents Incorporated By Reference
Certain portions of the Company’s definitive proxy statement related to the 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

NATIONSHEALTH, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I
Item 1. Business.
Business
NationsHealth, Inc. (referred to in this Annual Report on Form 10-K as “NationsHealth,” the “Company,” “we,” “us” or “our”) provides medical products nationwide to Medicare and managed care beneficiaries with a focus on improving the delivery and cost of healthcare to the approximately 41 million Medicare beneficiaries in the United States. NationsHealth also provides certain services, including marketing, insurance agent training and licensing, member enrollment and service, distribution and billing and collections, to Medicare Part D prescription drug plan providers and other Medicare benefit sponsors. Our proprietary and scalable information technology platform and patient service organization support the large-scale enrollment and servicing of individuals, program administration and patient management.
As of December 31, 2006, we were engaged in two reportable business segments, Medical Products and Insurance Services. Additional information regarding our business segments can be found in Note 15 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Medical Products Segment
Home Delivery of Medical Products
We distribute medical equipment and supplies and dispense physician-prescribed medications nationally from our licensed pharmacy in the State of Florida. We currently provide home delivery of diabetes, ostomy and other medical products, including impotency devices and heating pads, primarily to Medicare beneficiaries under Part B, state Medicaid programs and through relationships with managed care organizations. Additionally, during 2006 we began offering insulin and syringes and oral medications to our patient base. As of December 31, 2006, we had approximately 71,000 patients for our home delivery of diabetes supplies to whom we have shipped supplies in the last 15 months and that have not cancelled our service.
The Federal Medicare program provides reimbursement to its beneficiaries for a number of products under Medicare’s Part B or Part D coverages. Products covered under Part B include, among other items, supplies used to treat diabetes and ostomy, and Part D covers self-administered prescription drugs. Medicare Part B pays us for 80% of the Medicare allowable fees for these products after the beneficiary has satisfied his or her annual deductible amount, and we bill the remaining balance to either third party payors, such as a patient’s supplemental insurance carrier, or, where permitted, directly to the patient. We accept assignments of Medicare benefits, ship supplies and medications to patients and bill and receive payments from Medicare and certain private insurers on behalf of patients (and bill patients or their supplemental insurers for any co-payment and/or deductible). Revenue from Medicare represented approximately 41%, 64% and 77% of our total revenue in 2006, 2005 and 2004, respectively.
Retail Program
Medicare beneficiaries often purchase certain of the products we offer at retail stores, some of which do not accept assignment of benefits from their patients. If a retailer does not accept assignment of benefits, the patient typically pays up-front for the supplies and then waits for reimbursement from Medicare and other third party payors, if applicable. Under our retail program, Medicare beneficiaries have the convenience of picking up diabetes supplies ordered from us at a retail pharmacy location, just as they would their medications. Since we seek reimbursement from Medicare, Medicaid and other third party payors, subject to any patient co-payment and/or deductible, our retail patients do not pay up-front for their diabetes supplies. Through our retail program with Kmart Corporation (Kmart), we combined our expertise in Medicare billing and regulatory compliance with the accessibility of over 1,100 Kmart pharmacies nationwide to create an additional convenient, consumer friendly mechanism for Medicare beneficiaries to pick up their diabetes supplies at retail locations. As of December 31, 2006, our retail program with Kmart had approximately 13,000 patients who received diabetes supplies within the last 15 months and have not cancelled our service. In March 2007, Kmart informed us that they would not be extending the terms of the agreement, which expired by its terms on January 1, 2007. We have continued to service these patients at Kmart stores through March 2007. The disposition of this patient base and the resulting impact on our future operating results has yet to be determined.
Sale of Respiratory Division
Through August 2005, we offered equipment and medications to our patients with respiratory ailments. On September 2, 2005, we sold our respiratory division (including its respiratory-related inventory) for approximately $16.0 million, of which $14.4 million was received at closing and approximately $0.8 million was received in each of March and September 2006. We retained all existing accounts receivable with respect to the respiratory division and continue to serve the diabetes supplies needs of those respiratory patients who were also receiving diabetes supplies. A gain of approximately $15.5 million was recorded in 2005 related to the sale of the respiratory division.
Discount Prescription Drug Cards
Prior to October 1, 2005, we provided discount prescription drug cards, which are accepted at pharmacies nationwide. Each time a cardholder saved money using one of these discount prescription drug cards, we received a fee. We also earned manufacturer rebates when cardholders purchased certain drugs using the card. Pursuant to our strategic agreement with Connecticut General Life Insurance Company (CIGNA), we stopped marketing discount prescription drug cards in October 2005. With the onset of prescription drug coverage to Medicare beneficiaries under Medicare Part D beginning January 1, 2006, the number of claims adjudicated with our cards continued to decline throughout 2006.
On September 5, 2006, we sold the assets relating to our discount prescription drug card business for $6.0 million. The purchase price is subject to a potential downward adjustment, of up to $1.0 million, based on the volume of claims processed by the buyer in connection with the discount prescription drug card business through September 5, 2007. Pursuant to the transaction, we recorded a gain of $5.0 million in 2006 and a liability of $1.0 million related to the potential purchase price adjustment.
Specialty Pharmacy
In August 2005, we entered into a joint venture with US Bioservices Corporation (US Bio) to develop and operate a specialty and oncology pharmacy business. US Bio contributed $1.47 million and we contributed $1.53 million, for the initial funding of the joint venture. In connection with the joint venture, US Bio purchased 273,897 shares of our common stock for $1.5 million, which we used to fund our investment in the joint venture.
In March 2006, the Centers for Medicare and Medicaid Services (CMS) approved the joint venture participation in its Medicare Part B — Physician Administered Drugs Competitive Acquisition Program (CAP). However, US Bio and we determined that the terms of the program established by CMS were not economically viable and consequently did not commence operations. On September 27, 2006, we entered into an agreement with US Bio to dissolve the joint venture and return our and US Bio’s respective capital contributions. On October 5, 2006, we received the return of our $1.53 million original contribution in the joint venture.

As a condition of the dissolution agreement with US Bio, we agreed to pay a termination fee to US Bio in the amount of $1.5 million, evidenced by a non-interest bearing promissory note to US Bio maturing on February 21, 2008.
Insurance Services Segment
We entered into an agreement with CIGNA effective May 5, 2005, with an initial term through December 31, 2009, to provide services to CIGNA in connection with CIGNA’s offering of its national CIGNATURE Rx Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement combines CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and our experience with regard to Medicare and enrolling individual Medicare eligible beneficiaries. Pursuant to this agreement, the services we provided to CIGNA included marketing, insurance agent training and licensing, member enrollment and service, distribution, billing and collections. We trained and developed a team of licensed healthcare insurance agents and began enrolling beneficiaries in CIGNA’s Medicare Part D prescription drug plans throughout the United States on November 15, 2005, the first day of open enrollment for the 2006 plan year, and plan benefits began on January 1, 2006.
On May 26, 2006, our agreement with CIGNA was amended and restated. This amended and restated agreement modifies the compensation terms among us and CIGNA to provide for a predictable service fee arrangement for the 2007 plan year and continuing through December 31, 2009. We will continue to provide CIGNA with certain enrollee service activities and, at the option of CIGNA, selected marketing and enrollment services. Also, we may provide services, such as education, marketing, enrollment and member service, to other Medicare Part D insurers and CIGNA may use other vendors to provide them with services for their Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if CIGNA does not meet specified thresholds of enrollees we service. In the fourth quarter of 2006, we began entering into agreements to provide plan marketing, enrollment and advisory services to other Medicare prescription drug and managed care providers. We have entered into agreements with Universal Health Care Group, Inc. and Health Net, Inc., among others, to provide such services. Revenue from CIGNA represented approximately 40% and 12% of our total revenue in 2006 and 2005, respectively.
Information Technology and Patient Management
Our proprietary and scalable information technology platform supports the large-scale enrollment and servicing of individual prescription drug plan members and patients on a cost-effective basis. Our information systems have been designed to efficiently provide high quality services to our extensive member and patient base and during 2006, we continued to strengthen our information technology systems, processes and platforms. Our core competencies and expertise developed by servicing Medicare beneficiaries include:
•	Direct-to-consumer marketing

•	Eligibility management, enrollment and service of individual members and patients, including grievance resolution

•	Fulfillment, reorder and electronic medical records management

•	Integration of data and telecommunications systems

•	State Pharmaceutical Assistance Program support

•	Electronic imaging management

•	Security of data and communications with CMS and Pharmacy Benefit Management providers

•	Contracting with manufacturers

•	Regulatory compliance, including Healthcare Insurance Portability and Accountability Act of 1996 and CMS, audit and claims settlement

•	Medicare and private insurer billing and collections

•	Automated payment processing, including wire (CMS and Social Security Administration), electronic bill payment, ACH, check and credit card

•	Service level reporting
Patient Service Organization
We employ a large team of licensed agents, numbering 176 as of December 31, 2006, and patient care representatives who are trained regarding all of the products and services we offer. Our agents and representatives are available through toll-free phone numbers to assist members and patients, and are trained to direct patients to sources where they can find more information concerning their medical conditions, and to their physicians when appropriate.
We also offer a proactive healthcare compliance program to assist patients with their treatment regimens. We contact our patients prior to the estimated date that their present supplies will be exhausted, typically quarterly. We take this opportunity to extend the services we provide by making inquiries designed to monitor the patient’s testing and medical supply usage patterns against the physician prescribed regimen. Depending upon the results of the comparison, the patient may be advised of the benefits of adjusting his or her testing or medical supply use to be in accordance with the physician’s orders. If the present use pattern exceeds the physician’s orders, so that the patient is in danger of running out of supplies, we may recommend that the patient notify their physician of the increased use to determine whether an increased quantity of supplies can be made available to the patient. Alternatively, with appropriate authorization, we may contact the patient’s physician on his or her behalf.
Competition
The markets we operate in are highly competitive. A number of our competitors and potential competitors have substantially greater capital resources, purchasing power and advertising budgets, as well as more experience in marketing and delivering the products and services we offer.
Our competitors include:
•	other durable medical equipment providers;

•	retail pharmacies;

•	healthcare product distributors;

•	pharmacy benefit management companies and prescription drug plans with in-house pharmacies; and

•	other companies that provide customer enrollment and services to prescription drug plans.
Government Regulation
General
As a healthcare supplier, we are subject to extensive government regulation, including fraud and abuse laws. In the healthcare industry, many aspects of a company’s business, such as marketing, billing and documentation are scrutinized by the government. Government payers, including Medicare and state Medicaid programs, routinely conduct audits whereby patient records and other documents are reviewed to monitor compliance with federal and state laws and regulations. Government agencies also investigate companies regarding compliance. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including exclusion from participation in healthcare programs.

Numerous federal, state and local laws relating to controlled drug substances, safe working conditions, environmental protection, disposal of hazardous or potentially hazardous substances and various other matters apply to portions of our operations. Labeling and promotional activities relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission (FTC). Drug products and drug recalls also are subject to extensive regulation by the Food and Drug Administration (FDA). Although the cost of compliance with these regulations has not been material to our existing operations to date, to the extent we engage in new activities or expand current activities, the cost of compliance with applicable regulations and licensing requirements could become significant.
Medicare
The medical products that we provide are reimbursed by Medicare. Medicare is a federally funded program that provides health insurance coverage to qualified persons age 65 or older and some disabled persons. As a Medicare supplier of durable medical equipment (DME), we must comply with applicable supplier standards and stringent billing guidelines in order to maintain the right to receive Medicare reimbursement. For example, current Medicare reimbursement guidelines stipulate that refills for Part B medical products must be requested by existing patients prior to shipment and that doctors’ orders for supplies must be re-collected at least every twelve months.
Our compliance with Medicare and other regulations may be reviewed periodically by federal or state agencies, including the United States Department of Health and Human Services, the Department of Justice, the FDA and the FTC. We frequently receive screening audits by Medicare in the ordinary course of business, and we believe that we do not have any instances of material noncompliance with applicable laws and regulations.
HIPAA
The Health Insurance Portability and Accountability Act of 1996 (HIPAA) sets forth privacy and security regulations governing the use and disclosure of patient protected health information. We are subject to HIPAA and must adhere to its numerous administrative requirements. Additionally, NationsHealth’s privacy policies, practices and security safeguards must also comply with state laws that are more stringent in protecting health information. We believe that we have developed and implemented the required policies, procedures and forms necessary to comply in all material respects with HIPAA and related applicable laws.
We could face potential criminal or civil sanctions if we do not comply with existing or new laws and regulations related to patient health information. New health information standards, whether implemented pursuant to HIPAA or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with such standards could be significant.
Pharmacy
Through our pharmacy component, we provide oral prescription medications, as well as insulin and syringes, to our patients. We are subject to extensive federal and state regulations governing controlled drug substances. The Drug Enforcement Agency, FDA and each state’s Board of Pharmacy and/or Department of Health regulate compliance. Failure to comply with federal and state laws may result in severe civil and criminal penalties, including loss of licensure.

Background
We are the product of the merger of NationsHealth Holdings, LLC, a privately-held company based in Sunrise, Florida, and Millstream Acquisition Corporation (Millstream). Millstream was formed on April 11, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination. On August 28, 2003, Millstream’s initial public offering was consummated. Of the approximately $21.4 million in net proceeds from the offering, approximately $20.7 million was placed in trust to be used for a potential business combination and the remaining proceeds were available for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
On March 9, 2004, Millstream entered into a definitive merger agreement with NationsHealth Holdings. On August 30, 2004, the shareholders of Millstream voted to approve the merger agreement. Upon consummation of the merger on August 31, 2004, NationsHealth Holdings merged with and into Millstream and Millstream changed its name to NationsHealth, Inc. The membership interests in NationsHealth Holdings were converted into a total of 21,375,000 shares of Millstream’s common stock, or approximately 81.7% of the subsequently outstanding common shares of the combined company. Immediately prior to the merger, the amount held in trust by Millstream for purposes of completing a business combination was approximately $20.9 million. After payments totaling approximately $3.2 million for professional fees and other costs related to the merger and $3.0 million to NationsHealth Holdings members, the net proceeds amounted to approximately $14.7 million. From these net proceeds, we used approximately $2.9 million to repay debt and placed $2.0 million into an escrow account to satisfy any damages under an indemnification agreement to existing stockholders of Millstream prior to the consummation of the merger. Approximately $9.8 million remained available to the combined company for working capital purposes. The $2.0 million placed in escrow was released to the Company on August 31, 2005.
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
Patient Base
Through the third quarter of 2005, we acquired new patients for our medical supplies products primarily through the use of television advertising. Since the fourth quarter of 2005, our marketing efforts have included limited television and direct mail campaigns. During the fourth quarter of 2006, we also acquired patients via the purchase of patient lists and we expect to purchase additional patient lists in 2007. As of December 31, 2006, we had a total of approximately 116,000 patients to whom we have shipped products and have not cancelled service, of which approximately 85,000 have been shipped product within the preceding 15 months.

Seasonality
Other than the revenue from our Insurance Services segment that is directly related to marketing and enrollment in Medicare Part D prescription drug plans, which is primarily earned during our fiscal fourth quarter, we do not consider our business to be highly seasonal.
Employees
As of December 31, 2006, we had approximately 619 total employees, including 123 temporary personnel. Our workforce is non-unionized and we believe our relationship with our employees is generally good.
Website
Our website can be accessed at www.nationshealth.com. Our Code of Business Conduct and Ethics, press releases and a link to our filings with the Securities and Exchange Commission are located in the Investor Relations section of our website. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Risks Related to Our Business
We have a limited operating history and are subject to the risks of a new enterprise.
Our limited operating history makes it difficult to predict how our business will develop. We have incurred annual operating losses since we commenced operations in 2002. Furthermore, in 2005 we launched a new Insurance Services segment. Accordingly, we face the risks and uncertainties encountered by early-stage companies, such as:
•	No history of profitability;

•	The evolving nature of the healthcare marketplace and the Medicare regulatory environment;

•	The risks of competition, technological change or evolving patient preferences; and

•	The sufficiency and availability of capital.
We could experience significantly reduced revenues and earnings if Medicare changes, delays, reduces or denies reimbursement.
We depend on the continued availability of reimbursement from federal and state healthcare programs and private insurance plans for products sold to our patients and members. Revenue from Medicare represented approximately 41%, 64% and 77% of our total revenue in 2006, 2005 and 2004, respectively. The federal regulatory authorities periodically review and adjust reimbursement amounts. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) reduced Medicare reimbursement rates for diabetic testing supplies, effective in 2005. The reduction in reimbursement rates has had a negative impact on our revenues and earnings. Similarly, any increase in the cost of such products would reduce our earnings unless there was a corresponding increase in Medicare reimbursement. Our revenues and earnings could also be adversely affected by the imposition of more stringent regulatory requirements for Medicare reimbursement or adjustments to previously reimbursed amounts or by changes in co-payment amounts.

Competitive bidding for DME and supplies may reduce our revenues and earnings.
The MMA required the establishment of a program for competitive bidding for certain covered items of DME and supplies, which is currently expected to include certain diabetic testing supplies and equipment and nebulizers in certain areas of the United States referred to as Competitive Bid Areas (CBAs). However, the final CMS regulation has yet to be released.
The competitive bidding program would change the way that Medicare selects suppliers and pays for items in selected competitively bid product groups under Part B of the Medicare program. Medicare will utilize bids submitted by Durable Medical Equipment Prosthetics/Orthotics and Supplies (DMEPOS) suppliers to establish applicable payment amounts and select suppliers that will furnish items included in competitively bid product groups in the CBAs. The competitively bid product groups will include those that the Medicare program identifies as having the highest potential for savings. The product groups that will be included in competitive bidding will likely include products that we supply, including diabetic supplies. We plan to bid on contracts anywhere CMS decides to implement CBAs. Should our bids not be accepted so that we are a noncontract supplier in one or more CBAs, we would be prohibited from seeking payment from Medicare beneficiaries whose permanent residence is located in CBAs for items included in the competitive bidding program (with some immaterial exceptions).
The Medicare program is also proposing to introduce a regional or national mail order DMEPOS competitive bidding program in 2010 for certain items such as diabetic testing supplies. Prior to the implementation of the national competitive bidding program, it is proposed that mail order suppliers be eligible to submit bids for furnishing items in one or more of the CBAs. Additionally, mail order suppliers would be eligible to submit bids in one or more CBAs to supply items that are not included in the national competitive bidding program. The suppliers could submit one bid for each CBA or separate bids. The mail order supply portion of our business is substantial; therefore, implementation of this proposal and our failure to receive contracts could have a substantially negative effect on our operating results.
The Medicare program expects to phase in these programs over a number of years beginning in 2007 and 2008, with the initial phase occurring in up to ten of the largest metropolitan service areas, or MSAs, except for New York, New York, Chicago, Illinois and Los Angeles, California, which will not be phased in until 2009. The areas affected will likely expand in 2009, occurring in up to 80 large MSAs, and additional areas will be included after 2009. This program may result in a reduction of payments for our supplies, which would negatively affect our operating results.
We have invested significant capital and dedicated substantial resources to launch our insurance services to Medicare prescription drug and managed care providers, which may not be successful.
Our ability to profit from our investment in our Insurance Services segment depends upon many factors, including the ability of CIGNA to maintain their Medicare approved status; our ability to secure contracts to provide services to other Medicare prescription drug and managed care providers; accuracy of projections with respect to Part D enrollment and market opportunities; our ability to maintain our existing patient base and our patients’ desire to take advantage of Part D services; our dependence on key personnel; continued access to enrollment bases; and changes in Medicare, Medicaid, Tricare, Champus and any other state or national-based reimbursement program. Revenue from CIGNA represented approximately 40% and 12% of total revenue in 2006 and 2005, respectively. If CIGNA should fail to continue offering its CIGNATURE Rx Medicare Part D program for any reason or if CMS should fail to approve CIGNA’s Medicare Part D plans in future years, our ability to generate revenue and profit from our Insurance Services segment would be significantly impaired.

If we do not have sufficient capital to fund additional advertising and patient acquisitions, our ability to grow our business will be substantially diminished.
The revenue from our Medical Products business has been attributable, in large part, to the acquisition of new patients primarily from television advertising, which is dependent on the availability of capital to fund such advertising. At this stage in our development, we believe our medical product sales can be increased through additional advertising or patient list acquisitions. If we do not have access to sufficient capital to fund such advertising or patient list acquisitions, our ability to maintain or grow our business will be substantially diminished. We can provide no assurance that we will have access to sufficient capital to fund such advertising or patient acquisitions, or that if we sought to raise additional capital from third parties through debt or equity financings, that such capital would be available on acceptable terms or at all.
If we are unable to grow our business and manage growth successfully, we may not achieve profitability.
We have focused on expanding our operations rapidly. This expansion has created significant demands on our operational and administrative personnel and other resources, particularly our need for working capital. Additional expansion in existing or new markets could strain these resources and increase our need for capital, which may result in cash flow shortages. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion.
The profitability of our Medical Products business will decrease if we do not receive recurring orders from patients.
Due primarily to the marketing and regulatory compliance costs associated with the initial patient qualification, we generally incur losses and negative cash flow with respect to the first order for supplies from a patient. Accordingly, the profitability of our Medical Products business depends on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing patient preferences, competitive price pressures, patient transition to extended care facilities, patient mortality and general economic conditions.
We could experience significantly reduced revenues and profit from sales of diabetes products if improved technologies developed for glucose monitoring eliminate the need for consumable testing supplies.
Approximately 48%, 56% and 45% of our revenue for 2006, 2005 and 2004, respectively, was from the sale of consumable diabetic testing supplies. Patients use these supplies to draw and test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect sales in this market segment.

Due to our size and limited operating history, we depend substantially on certain key personnel.
Due to our size and limited operating history, our success depends to a large extent upon the continued service of executive officers and key employees. The loss of the services of one or more of these key employees could have an adverse effect on us. While none of our key personnel is irreplaceable, the loss of the services of any of these individuals may be disruptive to our business. We believe that our future success will also depend in large part upon our ability to attract and retain highly-skilled management personnel. Competition within the healthcare industry for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel on terms acceptable to us.
Certain executive officers have rights under employment agreements that could require us to make substantial payments to them.
We have employment agreements with our Chief Executive Officer, Glenn M. Parker, M.D. and our President and Chief Information Officer, Lewis P. Stone, and, prior to December 16, 2005, with Robert Gregg, who served as our Chief Operating Officer until October 5, 2005. Besides the severance provisions, which provide for severance payments in the event of termination of the key person by us or by the key person for “good reason” equal to two times their current salary for Dr. Parker and Mr. Stone, these employment agreements provide that if we or the key person terminate employment in several specified events, that key person has the right to cause us to repurchase a number of shares of our common stock owned by the key person with a value of up to $3,000,000 based on then current market prices. Alternatively, we may elect to sell these shares of common stock to third parties or to register the resale of these shares. In the event a sale or registration results in proceeds less than the key person is to receive related to their right to sell, then we shall pay to the key person the difference between the requested dollar amount and the proceeds of the sale. The occurrence of either of these events could materially and adversely affect us as it may require us to make large cash payments to these individuals, thus reducing the amount of cash available to us.
On December 16, 2005, we entered into a Separation Agreement and General Release with Mr. Gregg terminating his employment as of that date. In addition to severance payments of $1.15 million, the separation agreement affirmed Mr. Gregg’s ability to exercise his put right under his employment agreement to request that we arrange for the purchase by a third party of up to $3,000,000 worth of NationsHealth common stock from Mr. Gregg. Mr. Gregg has the right to require us to purchase up to $3,000,000 worth of his NationsHealth common stock for cash, provided that we are not required to purchase more than $1,500,000 worth of such common stock in any calendar year. Under certain circumstances, we may pay such amounts over a period of up to three years. In lieu of a cash payment, we have the option to register such common stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended or to sell such common stock pursuant to an exemption from the registration requirements under the Act. To date, Mr. Gregg has not exercised his Put Right to require us to purchase any amount of his common stock.
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
We receive volume-based discounts under certain of our agreements with suppliers of medical products. These discounts favorably impact our gross margins. Any failure to achieve or sustain volume-based discounts under these supply agreements would negatively affect our profitability. In addition, many of the supply agreements that we have with our suppliers are terminable without cause upon the giving of a specified number of days’ advance written notice. In the event that one or more of these suppliers elects to terminate their supply agreements, we may have difficulties in finding replacement suppliers, which may prevent us from purchasing a sufficient amount of supplies to satisfy the demands of our patients.
Risks Related to Our Industry
If we do not comply with applicable government regulations, we may be prohibited from selling our products and could experience significantly reduced revenues and profit.
The majority of the products that we sell are regulated by the FDA and reimbursed by other regulatory agencies. If any of these agencies mandate a suspension of sales of products or a recall or ceases to pay for certain supplies, we may lose sales and incur expenses until we are in compliance with the regulations or change to another acceptable supplier.
As a Medicare supplier, we are subject to extensive regulation including, but not limited to, the DME supplier standards and the federal healthcare program anti-fraud and abuse laws. While we believe that our current and contemplated future operations materially comply with applicable regulatory requirements, there are a number of common practices in the industry where the law is unsettled, and there is no case law or definitive statements by the regulatory authorities concerning such practices. Specifically, we, like many providers of diabetes supplies, obtain glucose monitors from certain manufacturers without charge and, in turn, provide them to Medicare beneficiaries without charge. These practices potentially implicate the federal Anti-kickback Statute and the civil money penalty provision that prohibit payments made to induce Medicare beneficiaries to purchase, order or arrange any good or service for which payment could potentially be made under a federal healthcare program. Additionally, the Medicare anti-telemarketing law could potentially be implicated by our practice of calling Medicare beneficiaries based on such beneficiaries’ initial telephone calls to an outsourced third party call-center. Further, our retail initiative could also potentially raise questions about our role and the role of the retail pharmacy under the Medicare DME supplier standards. In each case, we have evaluated the practices at issue and believe that we are in compliance with applicable requirements. However, we cannot offer complete assurances that such practices could not be challenged by government enforcement agencies. Any such challenge, regardless of whether successful, could have a material adverse effect on our business.

In addition, any negligence or mistake we make in processing Medicare reimbursement claims could lead to recoupment of past payments and/or our suspension from the Medicare program.
We are also subject to state laws and regulations, including those governing pharmacy licensing and DME supplier licensing, which are extensive and costly. Although we believe we are in compliance with such state laws and regulations in all material respects, our failure to comply or failure to continue to comply with these state laws and regulations could materially and adversely affect our business.
Any violation of the above-described federal and state laws may result in penalties that include loss or prohibition of payment for services, loss of licenses, fines, and other civil or criminal penalties, including exclusion from governmental programs.
The cost of efforts to comply with HIPAA regulations and the possible consequence of non-compliance could adversely affect our operations and profit significantly.
HIPAA is comprised of several components that apply to certain aspects of our business, portions of which would be considered a “covered entity.” If we do not continue to comply with existing or new laws and regulations related to patient health information we may face potential criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA or otherwise, could have a significant effect on the manner in which we handle healthcare related data and communicate with payors, and the cost of complying with these standards could be significant.
Our accounts receivable are subject to significant collection risk due to third-party payors.
Seeking reimbursement from third-party payors is subject to rigorous requirements and involves complicated paperwork. This may result in us suffering extremely long collection times, or not collecting at all, on a significant portion of our accounts receivable. If we are unable to obtain reimbursement from third-party payors, where permitted, we may seek payment of the entire account receivable from our patient, who may not be financially capable of making the payment. Additionally, if any third-party payor conducts a post-payment audit, the audit determination may materially adversely affect us if we are required to refund significant sums of money.
Our business could suffer from rising insurance costs, the unavailability of insurance or other events.
The cost of insurance, including directors’ and officers’ insurance, workers’ compensation, product liability, business interruption and general liability insurance, continues to represent a significant expense to us. In response, within the purview of Medicare guidance, we may increase deductibles and/or decrease some coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could adversely affect our results of operations, financial condition and cash flows.
The sale of medical supply products entails the risk that users will make product liability claims against us which could be expensive to resolve regardless of the outcome. Although we currently maintain product liability insurance in amounts we believe to be commercially reasonable, product liability insurance is expensive and may not be available in the future on acceptable terms or in sufficient amounts, if it is available at all, particularly for certain classes of products. A claim brought against us, even if covered by our insurance policies, could adversely affect our results of operations, financial condition and cash flows.

As most of our operations are located in southern Florida, on an annual basis we are faced with the possibility of incurring damages or business disruption as a result of a hurricane. Business interruption insurance is expensive and may not be available in amounts that will fully protect us from such occurrences, whether caused by casualties such as hurricanes or fire, or other events, which may or may not be within our control.
Risks Related to Owning Our Equity Securities
Future sales of our common stock may depress our stock price.
There were 21,375,000 shares of our common stock issued in the Millstream merger, of which, as of December 31, 2006, 1,802,977 were registered for sale in the public market. All of the remaining 19,572,023 shares are restricted securities within the meaning of the Securities Act of 1933, as amended, but are eligible for resale under Rule 144 subject to applicable volume, manner of sale, holding period and other limitations of Rule 144. On August 18, 2005, 273,897 shares of our common stock were issued to US Bioservices Corporation for $1,500,000 to fulfill our capital contribution obligation related to the formation of NationsHealth Specialty Rx. Additionally, in conjunction with our agreement with CIGNA, on November 4, 2005 we issued to CIGNA, 303,030 shares of our common stock for $6.60 per share, or approximately $2,000,000, and warrants to purchase an additional 2,936,450 shares of our common stock at $6.60 per share. In addition, as of December 31, 2006, there were warrants, including CIGNA’s warrants, and options, including the underwriter’s option, outstanding to purchase 12,290,032 shares of common stock and notes outstanding which are convertible into 2,286,585 shares of common stock. Moreover, 750,000 shares of Millstream common stock purchased by its stockholders prior to the initial public offering became eligible for resale in the public market, subject to compliance with applicable law, on August 25, 2006. Consequently, at various times in the future, a substantial number of additional shares of our common stock will be eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares and of the warrants.
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

If we fail to maintain an effective system of internal control in the future, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in our financial reporting.
The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission rules promulgated thereunder require that we report annually on the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for 2007. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal control to allow management to report on, and in 2008 our independent registered public accounting firm to attest to, our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In the future, our continued assessment, or the subsequent assessment by our independent registered public accounting firm, may reveal significant deficiencies or material weaknesses in our internal control, which may need to be disclosed in future Annual Reports on Form 10-K. Disclosures of this type could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal control is necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal control over financial reporting, it may negatively impact our business and operations.
Compliance with changing regulations relating to corporate governance and public disclosure may result in additional expenses.
Keeping abreast of, and in compliance with, changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new regulations established by the Securities and Exchange Commission, and revised NASDAQ Stock Market rules, have required an increased amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses as well as a diversion of management time and attention from revenue-generating activities to compliance activities.
Our common stock may continue to have a volatile public trading price and low trading volume.
The market price of our common stock has been volatile. Since our initial public offering in August 2003 through March 28, 2007, the price of our common stock on the NASDAQ Stock Market has ranged between $8.33 and $1.05. We may experience significant price and volume fluctuations in the future for many reasons, some of which may be unrelated to our operating performance.
Many factors may have a negative effect on the market price of our common stock, including:
•	Public announcements by us, our competitors or others

•	Regulatory developments concerning the availability of reimbursement pursuant to Medicare

•	Public concern about the safety or efficacy of pharmaceuticals

•	General market conditions and comments by securities analysts

•	Quarterly fluctuations in our revenues and financial results

•	Low trading volume associated with the number of shares that are publicly traded

Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult.
We are incorporated in Delaware. We are subject to various legal and contractual provisions that may make a change in control of us more difficult. Our board of directors has the flexibility to adopt additional anti-takeover measures.
Our charter authorizes our board of directors to issue up to 50,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. If the board of directors exercises this power to issue preferred stock, it could be more difficult for a third party to acquire a majority of our outstanding voting stock. Our charter also provides staggered terms for the members of our board of directors. This may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control of us without the consent of our board of directors. Our equity incentive plans generally permit our board of directors to provide for acceleration of vesting of equity awards granted under these plans in the event of certain transactions that result in a change of control. If our board of directors used its authority to accelerate vesting of outstanding equity awards, then this action could make an acquisition more costly, and it could prevent an acquisition from going forward.
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
Item 2. Properties.
Our corporate offices are located in Sunrise, Florida, where we lease approximately 38,000 square feet of office space. This lease is scheduled to expire in August 2010. Our distribution center for our Medical Products business, which is approximately 24,000 square feet, in nearby Weston, Florida, is the subject of a lease that expires in August 2011. We also occupy locations in Fort Pierce and Plantation, Florida used primarily as call centers. Our Plantation facility, which is leased on a month-to-month basis, covers approximately 4,000 square feet of office space and our Fort Pierce facility covers approximately 6,000 square feet of office space under a lease that expires in September 2009.
Item 3. Legal Proceedings.
We are involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings that are deemed immaterial by us. Additionally, litigation may arise from time to time in the ordinary course of business. The process of resolving such matters through litigation or other means is inherently uncertain, and it is possible that the resolution of these matters could have a material adverse effect on our business and consolidated financial statements.
Item 4. Submission of Matters to a Vote of Security Holders.
During the fiscal quarter ended December 31, 2006, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, warrants and units were traded under the symbols “NHRX”, “NHRXW” and “NHRXU”, respectively, on The NASDAQ Capital Market from September 1, 2004 through January 10, 2006 and from December 13, 2006 to the present, and on The NASDAQ Global Market from January 11, 2006 through December 12, 2006. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock, warrants and units as reported by The NASDAQ Stock Market.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
Year Ended December 31, 2005
First quarter	$6.85	$4.84	$2.22	$1.20	$10.85	$7.61
Second quarter	$7.05	$5.35	$1.95	$1.12	$10.49	$7.85
Third quarter	$8.10	$5.14	$3.30	$0.95	$14.50	$7.90
Fourth quarter	$8.33	$6.70	$3.25	$2.07	$14.70	$11.84
Year Ended December 31, 2006
First quarter	$7.96	$3.71	$2.95	$0.63	$11.00	$5.50
Second quarter	$4.45	$1.94	$0.68	$0.20	$5.85	$2.30
Third quarter	$3.24	$1.56	$0.43	$0.11	$4.81	$1.66
Fourth quarter	$2.75	$1.05	$0.25	$0.06	$3.00	$1.11
On March 27, 2007, the last reported sale prices of our common stock, warrants and units on the NASDAQ Capital Market was $1.59, $0.07 and $1.41 per share, respectively.
Holders of Record
As of March 27, 2007, we had approximately 41 stockholders of record for our common stock and units.
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

Issuer Purchases of Equity Securities
Our Board of Directors has authorized limited repurchases of the Company’s common stock for purposes of paying withholding taxes to the Internal Revenue Service on behalf of participants of the RGGPLS Holding, Inc. Bonus Plan & Trust. Additionally, restricted stock grants under the NationsHealth, Inc. 2005 Long-Term Incentive Plan permit grantees to forfeit a portion of their shares to satisfy employee withholding taxes. Repurchases of common stock are recorded as reductions to additional paid-in capital and repurchases during the quarter ended December 31, 2006 are shown in the following table.

	Total	Average	Total Number of	Maximum Number
	Number of	Price	Shares Purchased as	of Shares that May
	Shares	Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
October 2006	—	—	—	—
November 2006	19,176	$2.35	—	—
December 2006	16,962	$1.80	—	—

Total	36,138	$2.09	—	—

Stock Performance Graph
The following graph shows a comparison of the cumulative total stockholder returns on our common stock over the period from August 28, 2003 (the effective date of our initial public offering) to December 31, 2006 as compared with that of the Russell 2000 Index and the Nasdaq National Market Index. The comparison assumes that $100 was invested on August 28, 2003 in our common stock, the Russell 2000 Index and the Nasdaq National Market Index and assumes the reinvestment of all dividends, if any.

			Nasdaq National
	NationsHealth, Inc.	Russel 200 Index	Market Index
8/28/2003	100.00	100.00	100.00
12/31/2003	97.80	111.96	110.63
12/31/2004	138.00	131.55	119.93
12/31/2005	156.20	135.92	122.57
12/31/2006	33.80	159.12	135.15

Item 6. Selected Financial Data.
The following Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated and Combined Statements of Operations Data:
Net product sales	$44,788	$68,688	$70,982	$25,072	$2,531
Prescription drug card revenue	3,983	8,619	3,240	654	10
Service revenue	38,445	10,249	—	—	—

	87,216	87,556	74,222	25,726	2,541
Cost of product sales	18,854	29,689	22,718	9,899	1,644
Cost of services	31,907	22,219	—	—	—

Gross profit	36,455	35,648	51,504	15,827	897
Operating Expenses:
Patient acquisition and related costs	3,382	18,077	23,151	6,779	1,131
Patient service and fulfillment	8,286	14,427	13,672	4,325	246
General and administrative	27,940	26,323	13,116	4,435	1,135
Cost of employee stock bonus plan	—	—	14,315	—	—
Provision for doubtful accounts	3,625	7,575	12,228	3,794	181
Depreciation and amortization	1,353	980	506	121	14
Amortization of customer contract intangible	3,878	646	—	—	—
Impairment of investment in joint venture	1,292	—	—	—	—
Gain on sales of business lines	(5,000)	(15,508)	—	—	—

	44,756	52,520	76,988	19,454	2,707

Loss from operations	(8,301)	(16,872)	(25,484)	(3,627)	(1,810)
Interest income	257	150	3	2	—
Interest expense	(3,234)	(3,097)	(943)	(201)	(45)

Net loss	$(11,278)	$(19,819)	$(26,424)	$(3,826)	$(1,855)

Loss per share — basic and diluted	$(0.40)	$(0.75)	$(1.01)	$(0.15)	$(0.07)

Weighted average shares outstanding — basic and diluted	27,895	26,345	26,154	26,150	26,150

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated and Combined Balance Sheet Data:
Total assets	$30,388	$49,859	$19,376	$6,629	$977
Long-term debt, net of current maturities	$7,644	$5,176	$—	$2,143	$1,336
Stockholders’/ members’ equity (deficiency)	$7,367	$14,017	$(37)	$(1,755)	$(2,105)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We provide medical products nationwide to Medicare and managed care beneficiaries with a focus on improving the delivery of healthcare to the approximately 41 million Medicare beneficiaries in the United States. We also provide services, including marketing, insurance agent training and licensing, member enrollment and service, distribution and billing and collections, to Medicare Part D and other Medicare benefit plan providers.
Our proprietary and scalable information technology platform supports the large-scale enrollment and servicing of individual prescription drug plan members and patients on a cost-effective basis. Additionally, our patient service organization includes a large team of licensed healthcare insurance agents and patient care representatives who are trained regarding all of the products and services we offer and are available through toll-free phone numbers enabling us to service our patient base and those of our Insurance Services clients. We offer a proactive compliance program to assist patients with their treatment regimens. Our representatives are able to direct patients to sources where they can find more information concerning their medical conditions and to direct patients to their physicians when appropriate.
Medical Products Segment
Diabetes Supplies
It is estimated that about 18% of, or more than 7 million, Medicare beneficiaries have diabetes. We offer all major brands of blood glucose testing strips, lancing devices, control solutions and blood glucose meters. If qualified, our patients can receive diabetes supplies delivered to their homes nationwide. At December 31, 2006, we had approximately 84,000 patients, including approximately 13,000 retail patients, to whom we have shipped products within the preceding 15 months and have not cancelled service. These patients typically order shipments of supplies quarterly. For the year ended December 31, 2006, approximately 48% of our revenues were derived from the sale of diabetes supplies.
Retail Program
Our retail program is an avenue for us to expand the number of patients we service by combining our expertise in Medicare billing and regulatory compliance with the accessibility of nationwide pharmacies to create an additional convenient, consumer-friendly mechanism for Medicare beneficiaries to receive their diabetes supplies at retail locations. We entered into a distribution agreement with Kmart under this retail program, with a rollout in May 2004 to Kmart pharmacies nationwide. Pursuant to the agreement, we supplied diabetes products at specified store locations nationwide. As of December 31, 2006, we had approximately 13,000 retail patients to whom we have shipped products within the preceding 15 months and have not cancelled service. In March 2007, Kmart informed us that they would not be extending the terms of the agreement, which expired by its terms on January 1, 2007. We have continued to service these patients at Kmart stores through March 2007. The disposition of this patient base and the resulting impact on the Company’s future operating results has yet to be determined.

Other Medical Products
Ostomy is an operation to create an artificial passage for bodily elimination. Though the ostomy market is small relative to the diabetes market, the operational and compliance systems required to service this population are similar to those used to service diabetes patients. We currently have approximately 1,200 ostomy patients. For the year ended December 31, 2006, approximately 1% of our revenues were attributable to the sale of ostomy supplies.
During 2006, we expanded service to our existing patient base, by offering other medical products, including impotency devices and heating pads, to our diabetes patients. Additionally, we began shipping insulin and syringes and oral medications to our diabetes supplies patients during the fourth quarter of 2006. For the year ended December 31, 2006, approximately 1% of our revenues were attributable to the sale of these other medical products.
Discount Prescription Drug Card Services
Prior to October 1, 2005, we provided discount prescription drug cards, which were accepted at pharmacies nationwide. Each time a cardholder saved money using one of these discount prescription drug cards, we received a fee. We also earned manufacturer rebates when cardholders purchased certain drugs using the card. Pursuant to our agreement with CIGNA, we stopped marketing discount prescription drug cards in October 2005. With the onset of prescription drug coverage to Medicare beneficiaries under Medicare Part D beginning January 1, 2006, the number of claims adjudicated with our cards continued to decline throughout 2006, and on September 5, 2006 we sold the discount prescription drug card business.
Insurance Services Segment
We entered into an agreement with CIGNA effective May 5, 2005, with an initial term through December 31, 2009, to provide services to CIGNA in connection with CIGNA’s offering of its national CIGNATURE Rx Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement combines CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and our experience with regard to Medicare and our expertise in enrolling individual Medicare eligible patients. Pursuant to this agreement, the services we provided to CIGNA included marketing, insurance agent training and licensing, member enrollment and service, distribution, billing and collections. We trained and developed a team of licensed healthcare insurance agents and began enrolling beneficiaries throughout the United States in CIGNA’s Medicare Part D prescription drug plans on November 15, 2005, the first day of open enrollment for the 2006 plan year, and plan benefits began on January 1, 2006.
On May 26, 2006, we entered into an Amended and Restated Agreement with CIGNA. The Amended and Restated Agreement modifies the compensation terms among the parties to provide for a predictable service fee arrangement for the 2007 plan year and continuing through December 31, 2009. We will continue to provide CIGNA with certain enrollee service activities and, at the option of CIGNA, selected marketing and enrollment services. Also, pursuant to the Amended and Restated Agreement, we may provide services, such as education, marketing, enrollment and patient service, to other Medicare Part D insurers and CIGNA may use other vendors to provide them with services for their Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if CIGNA does not meet specified thresholds of enrollees we service. In October 2006, we began entering into agreements to provide plan marketing, enrollment and advisory services to other providers of Medicare prescription drug and managed care providers.

Results of Operations
The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenues for the years ended December 31:

	2006		2005		2004
	$	%	$	%	$	%

Net product sales	$44,788	51.4%	$68,688	78.5%	$70,982	95.6%
Prescription drug card revenue	3,983	4.6	8,619	9.8	3,240	4.4
Service revenue	38,445	44.1	10,249	11.7	—	0.0

Total revenue	87,216	100.0	87,556	100.0	74,222	100.0
Cost of product sales	18,854	21.6	29,689	33.9	22,718	30.6
Cost of services	31,907	36.6	22,219	25.4	—	0.0

Gross Profit	36,455	41.8	35,648	40.7	51,504	69.4
Operating Expenses:
Patient acquisition and related costs	3,382	3.9	18,077	20.6	23,151	31.2
Patient service and fulfillment	8,286	9.5	14,427	16.5	13,672	18.4
General and administrative	27,940	32.0	26,323	30.1	13,116	17.7
Cost of employee stock bonus plan	—	0.0	—	0.0	14,315	19.3
Provision for doubtful accounts	3,625	4.2	7,575	8.7	12,228	16.5
Depreciation and amortization	1,353	1.6	980	1.1	506	0.7
Amortization of customer contract intangible	3,878	4.4	646	0.7	—	0.0
Impairment of investment in joint venture	1,292	1.5	—	0.0	—	0.0
Gain on sales of business lines	(5,000)	(5.7)	(15,508)	(17.7)	—	0.0

	44,756	51.3	52,520	60.0	76,988	103.7

Loss from Operations	(8,301)	(9.5)	(16,872)	(19.3)	(25,484)	(34.3)
Other expense, net	(2,977)	(3.4)	(2,947)	(3.4)	(940)	(1.3)

Net loss	$(11,278)	(12.9%)	$(19,819)	(22.7%)	$(26,424)	(35.6%)

2006 Compared to 2005
Revenue. Total revenue decreased approximately $0.3 million, or less than 1%, to $87.2 million in 2006, compared to $87.6 million in 2005. Our Insurance Services segment, which was launched in September 2005, contributed $38.4 million to our revenue for the year ended December 31, 2006, compared to $10.2 million for 2005. Service revenue for the year ended December 31, 2006 included approximately $9.9 million of revenue related to initial year marketing and enrollment services related to CIGNA’s Medicare Part D plans and approximately $3.3 million of revenue from services to new insurance clients for 2006. This increase was partially offset by $28.5 million lower revenue for our Medical Products segment during the year ended December 31, 2006, compared to 2005. Approximately $18.7 million of the decline related to the sale of our respiratory division on September 2, 2005. Additionally, revenue from sales of diabetes supplies was lower by approximately $6.2 million, primarily as a result of significantly reduced marketing and attrition of our patient base, partially offset by increased revenue from improvements in our billing processes during 2006. The decrease was also partially offset by offering heating pads, impotency devices, insulin and syringes and oral medications to our Medicare

Part B patient base during 2006, which contributed approximately $1.0 million to net product sales for 2006. Prescription drug card revenue was $4.6 million lower for the year ended December 31, 2006 compared to 2005 due to the discontinuation of marketing of the drug card in October 2005, the availability of prescription drug coverage to Medicare beneficiaries under Medicare Part D beginning January 1, 2006, and, ultimately, the sale of the discount prescription drug card business on September 5, 2006.
Cost of Product Sales. Cost of product sales related to our Medical Products segment decreased approximately $10.8 million, or 36%, to $18.9 million in 2006, compared to approximately $29.7 million in 2005. The decrease primarily related to lower net product sales discussed above and a gain on the settlement with one of our vendors that reduced our cost of product sales by approximately $1.0 million in 2006. Gross margins on product sales were 57.9% in 2006, compared to 56.8% in 2005, primarily as a result of the vendor settlement in 2006 and reduced unit costs negotiated with a new supplier for diabetes supplies, partially offset by the change in product mix primarily from the sale of the respiratory division.
Cost of Services. Cost of services, which relates to our Insurance Services segment launched in the third quarter of 2005, consists of the direct costs of providing services to CIGNA and other Medicare plan providers for their Medicare insurance programs. Cost of services increased approximately $9.7 million, or 44%, to approximately $31.9 million for 2006, compared to approximately $22.2 million in 2005, of which approximately $20.9 million related to the fourth quarter of 2005. The increase in cost of services in 2006 primarily related to a full year of providing services related to CIGNA’s Medicare Part D plans as well as services provided to new insurance clients during the year. Gross margin for our Insurance Services segment was approximately 17.0% for 2006, compared to a negative margin of 116.8% in 2005, primarily due to the launch of our Insurance Services segment during the 2005 period and start-up costs related to CIGNA’s Medicare Part D plans. Since May 15, 2006, we are no longer incurring these initial open enrollment costs, and expect the gross margin for our Insurance Services segment to further improve in 2007.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin was 41.8% for 2006, compared to 40.7% for 2005, due to the factors discussed above.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $14.7 million, or 81%, to $3.4 million in 2006, compared to approximately $18.1 million in 2005. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and prescription drug card fulfillment services related to our Medical Products segment. Advertising, marketing and creative costs and call center services related to our Insurance Services segment are included in cost of services in our consolidated statements of operations. Advertising, marketing and creative costs decreased by approximately $6.2 million, to $1.8 million in 2006, from $8.0 million in 2005. Call center services decreased by approximately $3.4 million, to $0.4 million in 2006, from $3.8 million in 2005. Fulfillment services decreased by approximately $1.9 million, to $0.7 million, in 2006, from $2.6 million in 2005. The decrease in patient acquisition and related costs was reflective of the significant reductions to our marketing program in 2006 as a result of our focus on the initial year enrollment period for CIGNA’s Medicare Part D plans. Improvements in our billing processes in 2006 that resulted in a lower percentage of shipments that are not billed also served to decrease patient acquisition and related costs.
As a percentage of net product sales, patient acquisition and related costs were 7.6% in 2006, as compared to 26.3% in 2005.

Patient Service and Fulfillment. Patient service and fulfillment expenses, which relate to our Medical Products segment, consist primarily of costs to service our existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs, and are classified as operating expenses as they are not a direct cost of products sold. Patient service and fulfillment expenses decreased approximately $6.1 million, or 43%, to $8.3 million in 2006, compared to approximately $14.4 million in 2005. The decrease in patient service and fulfillment expenses was primarily due to lower sales volume related to the sale of our respiratory business and other factors discussed above and lower shipping costs derived from switching carriers during 2006. Patient service personnel costs amounted to approximately $5.3 million and $8.0 million in 2006 and 2005, respectively. Fulfillment costs amounted to approximately $0.5 million and $1.1 million in 2006 and 2005, respectively. Call center and telecommunications costs were approximately $0.6 million and $1.2 million in 2006 and 2005, respectively. Product shipping costs amounted to approximately $1.9 million and $4.0 million in 2006 and 2005, respectively.
As a percentage of net product sales, patient service and fulfillment expenses were 18.5% for 2006, compared to 21.0% for 2005. As a percentage of total revenues, patient service and fulfillment expenses were 9.5% in 2006, as compared with 16.5% in 2005.
General and Administrative. General and administrative expenses increased approximately $1.6 million, or 6%, to $27.9 million in 2006, compared to approximately $26.3 million in 2005. The increase in general and administrative expenses is primarily due to higher corporate payroll and overhead, which increased by approximately $2.1 million, including severance costs of approximately $1.7 million and stock compensation costs of approximately $2.3 million, partially offset by approximately $0.5 million of lower professional fees. As a percentage of total revenues, general and administrative expenses were 32.0% in 2006, compared to 30.1% in 2005.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, decreased approximately $4.0 million, or 52%, to $3.6 million in 2006, compared to approximately $7.6 million in 2005. As a percentage of net product sales, the provision for doubtful accounts was 8.1% in 2006, compared to 11.0% in 2005. The decline in the provision for doubtful accounts was due to lower product sales volume, related to the sale of our respiratory business and other factors discussed above, and our continued focus on improving our billing and collection practices.
Depreciation and Amortization. Depreciation and amortization increased approximately $0.4 million, or 38%, to $1.4 million in 2006, compared to approximately $1.0 million in 2005. The increase in depreciation and amortization was primarily due to our investments in software and equipment to support our growth.
Impairment of Investment in Joint Venture. During 2006, our Specialty Rx joint venture was dissolved and we received the return of the $1.53 million we invested in 2005. In conjunction with the dissolution, we agreed to pay a termination fee of $1.5 million in the form of a non-interest bearing promissory note maturing on February 21, 2008. We recorded impairment charges totaling $1.3 million representing the net present value of the promissory note issued for the termination fee.
Amortization of Customer Contract Intangible. In conjunction with our agreement with CIGNA, on November 4, 2005, CIGNA purchased from the Company 303,030 shares of our common stock for $6.60 per share, which was below the market price for the stock of $7.88 per share on such date, and we issued to CIGNA warrants to purchase 2,936,450 shares of our common stock at $6.60 per share. The fair value of the warrants and the discount from the fair value of the common stock on the date of purchase, totaling approximately $16.2 million, has been recorded as an intangible asset and is shown, net of accumulated amortization, as a customer contract intangible in our consolidated balance sheets. The asset is being amortized over approximately 50 months on a straight-line basis from the date of issuance through the remaining term of the agreement.

Gain on Sales of Business Lines. On September 5, 2006, we sold our discount prescription drug card business for $6.0 million. The purchase price is subject to a potential downward adjustment, of up to $1.0 million, based on the volume of claims processed by the buyer in connection with the discount prescription drug card business through September 5, 2007. Pursuant to the transaction, we recorded a gain of $5.0 million during 2006 and a liability of $1.0 million related to the potential purchase price adjustment.
On September 2, 2005, we sold the respiratory division of our Medical Products segment (including its respiratory-related inventory) for approximately $16.0 million. Pursuant to the transaction, we recorded a gain of approximately $15.5 million during 2005.
Other Expense, Net. Other expense, net, which was almost entirely comprised of interest expense, amounted to approximately $3.0 million in 2006, compared to approximately $2.9 million in 2005. The increase in interest expense was primarily due to the issuance of $15.0 million of convertible notes on February 28, 2005, partially offset by lower average outstanding balances on our line of credit during the year.
Net Loss. As a result of the factors discussed above, we incurred net losses of approximately $11.3 million and $19.8 million in 2006 and 2005, respectively.
2005 Compared to 2004
Revenue. Total revenue increased approximately $13.4 million, or 18%, to $87.6 million in 2005, compared to approximately $74.2 million in 2004. The increase was attributable to several factors. Our patient acquisition efforts, including our retail initiative, expanded our cardholder and diabetes patient bases, resulting in higher prescription card revenue and sales of diabetic supplies. Also, the launch of our Insurance Services segment in 2005 added $10.2 million to our revenue. These increases were offset by lower revenue for our Medical Products segment from the sale of respiratory supplies and medication as a result of lower Medicare reimbursement rates effective January 1, 2005 and the sale of the respiratory division on September 2, 2005.
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
Cost of Services. Cost of services, which relates to our Insurance Services segment, amounted to approximately $22.2 million for 2005. Cost of services consists of the direct costs of providing services to CIGNA for the CIGNATURE Rx Medicare Part D prescription drug program.
As a percentage of total revenues, overall gross margins were 40.7% in 2005, compared to 69.4% in 2004. This decrease in gross margin was primarily attributable to the fact that the cost of services provided to CIGNA to launch the CIGNATURE Rx Medicare Part D prescription drug program in 2005 exceeded the related amount of revenue recognized due to the start-up costs of the program. Additionally, the reduction in Medicare reimbursement rates for respiratory supplies discussed above was a factor contributing to the decline in gross margin.

Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $5.1 million, or 22%, to $18.1 million in 2005, compared to approximately $23.2 million in 2004. To a significant degree, patient acquisition and related costs, which include advertising, marketing and creative costs, call center services and prescription card fulfillment services related to our Medical Products segment, are largely discretionary in nature. The decrease in patient acquisition and related costs was reflective of our decision to refocus our marketing efforts on the launch of our Insurance Services segment. Advertising, marketing and creative costs and call center services related to our Insurance Services segment are included in cost of services in our consolidated statements of operations. Advertising, marketing and creative costs were approximately $8.0 million and $9.2 million for 2005 and 2004, respectively. Call center services were approximately $3.8 million and $5.7 million for 2005 and 2004, respectively. Prescription card fulfillment services were approximately $2.6 million and $3.6 million for 2005 and 2004, respectively. Also contributing to the reduction in patient acquisition and related costs was lower sales payroll as a result of the sale of our respiratory division. As a percentage of total revenues, patient acquisition and related costs were 20.6% in 2005, as compared to 31.2% in 2004.
Patient Service and Fulfillment. Patient service and fulfillment expenses, which relates primarily to our Medical Products segment, increased approximately $0.8 million, or 6%, to $14.4 million in 2005, compared to approximately $13.7 million in 2004. Patient service and fulfillment expenses, which consist primarily of costs to service existing patients, rose during 2005 to meet the demands of our expanding patient base. Patient service personnel costs amounted to approximately $8.0 million and $5.8 million in 2005 and 2004, respectively. Fulfillment costs amounted to approximately $1.1 million and $2.0 million in 2005, and 2004, respectively. Call center and telecommunications costs were approximately $1.2 million and $1.6 million in 2005 and 2004, respectively. Product shipping costs amounted to approximately $4.0 million and $4.3 million in 2005 and 2004, respectively.
As a percentage of net product sales, patient service and fulfillment expenses were 21.0% for 2005, compared to 19.3% for 2004. As a percentage of total revenues, patient service and fulfillment expenses were 16.5% in 2005, as compared with 18.4% in 2004.
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

Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, decreased approximately $4.6 million, or 38%, to $7.6 million in 2005, compared to approximately $12.2 million in 2004. As a percentage of net product sales, the provision for doubtful accounts was 11.0% in 2005, compared to 17.2% in 2004. The decrease in the provision for doubtful accounts in 2005 was primarily attributable to improved billing and collections results.
Depreciation and Amortization. Depreciation and amortization increased approximately $474,000, or 94%, to $980,000 in 2005, compared to approximately $506,000 in 2004. The increase in depreciation and amortization in 2005 was due to our investments in equipment and software to support our continued growth.
Amortization of Customer Contract Intangible. In conjunction with our agreement with CIGNA, on November 4, 2005 CIGNA purchased from the Company 303,030 shares of our common stock for $6.60 per share, which was below the market price for the stock of $7.88 per share on such date, and we issued to CIGNA warrants to purchase 2,936,450 shares of our common stock at $6.60 per share. The fair value of the warrants and the discount from the fair value of the common stock on the date of purchase, totaling approximately $16.2 million, has been recorded as an intangible asset and is shown, net of accumulated amortization, as a customer contract intangible in our consolidated balance sheets. The asset is being amortized over approximately 50 months on a straight-line basis from the date of issuance through the remaining term of the agreement.
Gain on Sales of Business Lines. On September 2, 2005, we sold the respiratory division of our Medical Products segment (including its respiratory-related inventory) to Lincare Inc. and Med 4 Home Inc. for approximately $16.0 million. Pursuant to the transaction, we recorded a gain of approximately $15.5 million during 2005.
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
Net Loss. As a result of the factors discussed above, we incurred net losses of approximately $19.8 million and $26.4 million in 2005 and 2004, respectively.
Liquidity and Capital Resources
Since our inception and continuing through 2006, we have used significant amounts of cash in our operations and have incurred net losses of approximately $11.3 million, $19.8 million and $26.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, we had cash and cash equivalents of approximately $4.2 million and negative working capital of approximately $1.3 million.
For the years ended December 31, 2006, 2005 and 2004, we used approximately $19.7 million, $21.2 million and $9.7 million of net cash in operating activities, respectively. The use of cash in operating activities from 2004 to 2006 was primarily due to our overall efforts to expand our business operations, including the launch of our Insurance Services segment in 2005.
During the 2006 Medicare Part D open enrollment period, we incurred significant operating and cash flow losses related to our initial open enrollment efforts for CIGNA’s Medicare Part D plans. With the end of the 2006 open enrollment period on May 15, 2006, these operating and cash flow losses ceased and our Insurance Services segment, which includes the CIGNA Medicare Part D services, was profitable for the second half of 2006 and we expect it to be profitable for 2007.

For the years ended December 31, 2006 and 2005, investing activities provided net cash of approximately $8.1 million and $11.7 million, respectively. In the year ended December 31, 2004, we used approximately $3.7 million of net cash in investing activities. Cash provided by investing activities in 2006 primarily related to the sale of our discount prescription drug card business and the dissolution of our Specialty Rx joint venture, partially offset by the acquisition of property and equipment. In 2005, investing activities provided cash from the sale of our respiratory division and the receipt of the funds held in trust since the Millstream merger, partially offset by the acquisition of property and equipment to support the growth of our business and the investment in our Specialty Rx joint venture. Cash used in investing activities in 2004 was primarily due to the investment of funds held in trust, as well as the acquisition of property and equipment to support the growth of our business.
For the years ended December 31, 2006, 2005 and 2004, we obtained approximately $1.8 million, $20.7 million and $14.9 million, respectively, of net cash from financing activities. Cash provided by financing activities in 2006 primarily related to the exercise of 399,920 warrants, partially offset by principal payments on capital leases and repurchases of common stock. In 2005, we issued $15.0 million of convertible notes, 576,927 shares of unregistered common stock for $3.5 million to CIGNA and US Bioservices Corporation and generated proceeds of $3.7 million related to the exercise of 737,205 warrants. Cash provided by financing activities in 2004 was primarily from the completion of the Millstream merger, after the payment of merger related costs, and net draws on our lines of credit, partially offset by repayment of the notes to members of NationsHealth Holdings.
We have a revolving credit agreement in the principal amount of up to $10.0 million. The borrowing availability under the revolving credit agreement is limited by a borrowing base formula based upon our eligible receivables and inventory. As of December 31, 2006, the balance outstanding on the line was $2.5 million and the unused portion available under the revolving line of credit was approximately $0.5 million.
On March 21, 2006, the revolving credit agreement was amended and restated to, among other things, eliminate the over-advance borrowing capability, adjust the financial covenants to reflect our actual and projected financial results, provide us with the ability to prepay and terminate the credit facility at any time upon 60 days notice with the payment of certain early termination fees and extend the maturity date to April 30, 2010. As a result of the amendment, as of December 31, 2006, we were in compliance with all applicable financial covenants under the agreement.
On February 28, 2005, we issued $15.0 million principal value to MHR and two affiliated entities (the MHR Notes) in secured convertible notes maturing on February 28, 2012. The MHR Notes have a stated fixed interest rate of 7.75%, payable monthly and are secured by substantially all our assets, but are subordinated to our line of credit. The MHR Notes may be subordinated to future indebtedness not to exceed $20.0 million unless we achieve certain performance criteria as specified in the MHR Notes, in which case the amount of senior debt may not exceed $25.0 million. The terms of the MHR Notes allow MHR, at their discretion, to convert all or part of the MHR Notes into shares of our common stock at a conversion price of $6.56 per share, subject to adjustment for anti-dilution, which is limited and capped, as described in the MHR Notes. In addition, the MHR Notes will accelerate to maturity upon the occurrence of a default on the MHR Notes by us.
In conjunction with the issuance of the MHR Notes, 1,785,714 shares of our common stock were transferred to the purchasers of the MHR Notes by certain of our principal stockholders. The transferring stockholders did not receive any proceeds from this transaction and we did not issue any additional shares of common stock in connection with the transfer.

On September 2, 2005, we sold our respiratory division for a total of approximately $16.0 million and on September 5, 2006, we sold our discount prescription drug card business for $6.0 million. Management believes that additional opportunities are available to raise cash from the sale of a portion of our assets.
During 2006, we implemented plans to restructure and streamline our management organization and reduce our workforce in order to increase both our cost effectiveness and profitability. We would, if considered necessary, be able to further reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages.
We believe that our cash and cash equivalents, and other available financing sources, will be sufficient to meet working capital and capital expenditure needs for business operations for the next 12 months. Factors which could negatively affect our liquidity include a reduction in the demand for our products, a reduction in Medicare reimbursement for our products, as well as those factors set forth in Item 1A entitled “Risk Factors”.
Contractual Obligations
We have various contractual obligations that affect our liquidity. The following table presents known contractual obligations as of December 31, 2006 (in thousands):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt, including scheduled interest payments (1)	$24,279	$1,163	$3,826	$8,857	$10,433
Capital lease obligations	23	19	4	—	—
Operating lease payments	5,035	1,387	2,583	1,065	—

Total	$29,337	$2,569	$6,413	$9,922	$10,433

(1)
Includes principal and interest payments on our 7.75% convertible notes with a principal amount of $15 million, which mature in February 2012. The notes are convertible by the holders and redeemable by us at any time; therefore future payments for interest are subject to the notes remaining outstanding. Pursuant to the terms of the notes, we expect that we will be required to repay (redeem) approximately $4.7 million of the principal amount of the notes in February 2010. Also includes the outstanding principal balance under our line of credit, which is scheduled to terminate April 30, 2010. Future interest payments under the line of credit are not determinable and vary based upon fluctuations in interest rates and the balance outstanding under the line of credit at any given point in time. Also includes principal payment on a non-interest bearing promissory note with a principal amount of $1.5 million, which matures in February 2008.

Off-Balance-Sheet Arrangements
As of December 31, 2006, we did not have any significant off-balance-sheet arrangements.

Critical Accounting Policies
Our discussion and analysis of our financial condition, results of operations and cash flows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements we are required to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. These estimates include assessing the allowances for doubtful accounts and sales returns and allowances, determination of appropriate Medicare reimbursement rates and the valuation allowance for costs related to billings in process. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from the estimates if past experience or other assumptions do not turn out to be substantially accurate.
While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We believe the policies that fall within this category are our policies on revenue recognition and accounts receivable, allowances for doubtful accounts, allowances for costs related to billings in process and patient acquisition and related costs.
Revenue Recognition and Accounts Receivable
Medical Product Sales
We record revenue for our Medical Products segment at amounts expected to be collected from Medicare, other third-party payors, and directly from patients. We analyze various factors in determining revenue recognition, including, review of specific transactions, current Medicare regulations and reimbursement rates, and the credit-worthiness of patients. We recognize revenue related to product sales upon shipment of patient orders, provided that risk of loss has passed to the patient and the required written forms to bill Medicare, other third party payors and patients have been received and verified. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to these billings in process, consisting of the cost of products shipped, are deferred and charged to cost of product sales at the time the related revenue is recognized.
Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third party payors, such as traditional indemnity insurance companies. Medicare reimbursements are subject to review by appropriate government regulators. Revenue for Medicare reimbursement is calculated based on government-determined prices, and amounts billed in excess of the government-determined reimbursement are excluded from revenue and, therefore, estimates of contractual adjustments are not required. Medicare reimburses at 80% of the government-determined reimbursement prices for reimbursable products and the remaining balance is billed to either other third party payors or directly to patients. To the extent that estimated Medicare-allowable amounts used as the basis for recording revenue differ from actual reimbursement, revenue is adjusted in the period reimbursement is received, although such adjustments have historically not been significant.

We record sales allowances for estimated claim denials related to unsettled amounts from Medicare and other third-party payors as a reduction of gross revenue. Allowances for claim denials are estimated based upon historical claim denial experience, and the rate at which we provide for such allowances is periodically adjusted to reflect actual claim denials and current trends. For the year ended December 31, 2006, a hypothetical change of 1% in the provision for claim denials as a percentage of gross product sales would have resulted in a change in our revenue and net loss of approximately $0.4 million.
We also establish reserves for estimated product returns, which are recorded as a reduction of gross revenue. Reserves for returns are estimated based upon historical returns experience and current trends, and changes in these factors could affect the timing and amount of revenue recognition in future periods.
CIGNA Agreement
We began recognizing revenue for our services to CIGNA in offering its national Medicare Part D prescription drug plans to Medicare beneficiaries in the third quarter of 2005. Revenue recognized under our agreement with CIGNA is recognized when earned as the services are performed and is presented in our consolidated statements of operations as service revenue. Revenue recognition is based upon the fee structure and reimbursement provisions of the agreement, pursuant to which, through the end of 2006, we shared in the operating results of the program, in addition to recouping start-up costs related to the program.
Allowances for Doubtful Accounts
Accounts receivable primarily relate to our Medical Products segment and are stated net of estimated allowances for doubtful accounts, which are established based upon historical experience and current trends. In establishing the appropriate provisions for accounts receivable balances, management makes assumptions with respect to future collectibility. We base our estimates of accounts receivable collectibility on our historical collection and write-off experience, our credit policies, and our analysis of accounts receivable by aging category within each payor class. Changes in judgment regarding these factors will cause the level of accounts receivable allowances to be adjusted.
Accounts receivable consist primarily of amounts due from 1) Medicare, 2) secondary insurance and other third-party payors, and 3) patients. The typical collection process begins with the electronic submission of a claim to Medicare, for which a response (and payment) is obtained within 30 days. Any claim denials from Medicare are generally acted upon within a 30-day period following the response and, where applicable, corrected claims are submitted to Medicare or third-party insurance carriers. A response (and payment) for amounts billed to secondary and other third-party insurance carriers generally occurs within 30-45 days of submission of the claim. On a monthly basis, an aging of outstanding third-party payor balances is generated and worked by collection personnel, including contacting the patient and/or insurance company in an attempt to determine why payment has not been remitted and obtain payment from the respective responsible party. When applicable, corrected claims are submitted to the insurance carrier. Collection personnel also continually analyze patients’ accounts and patient statements are generated and sent out monthly. Outbound calls are periodically made to patients with outstanding balances greater than $500 in an attempt to obtain payment.
The collection process is time consuming and complex and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. As a result, our collection efforts may be active for up to 24 months from the initial billing date. In accordance with applicable regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payor classes. Uncollectible account balances for all payor classes are written off after remaining unpaid for a period of 24 months. Balances that are determined to be uncollectible prior to the passage of 24 months from the last billing date are written off at the time of such determination.

We perform eligibility and insurance verification on patients prior to the shipment of products and submission of a claim. As a result, we do not have amounts that are pending approval from third-party payors outside of the typical review process for submitted claims.
The following tables set forth our gross accounts receivable balances outstanding by aging category for each major payor source as of December 31, 2006 and 2005 (in thousands):

	Aging of Accounts Receivable as of December 31, 2006
	< 91	91 – 180	181 – 360	> 360
Payor	Days	Days	Days	Days	Total
Medicare	$2,410	$181	$489	$1,276	$4,356
Commercial parties and Medicaid	1,176	744	1,502	2,065	5,487
Patients	685	579	1,313	3,947	6,524
Other (1)	2,159	—	—	—	2,159

Total gross accounts receivable	$6,430	$1,504	$3,304	$7,288	18,526

Less: Allowances					(12,451)

Accounts receivable, net					$6,075

	Aging of Accounts Receivable as of December 31, 2005
	< 91	91 – 180	181 – 360	> 360
Payor	Days	Days	Days	Days	Total
Medicare	$3,001	$505	$672	$1,024	$5,202
Commercial parties and Medicaid	943	1,151	2,023	3,090	7,207
Patients	954	1,474	2,698	4,961	10,087
Other (2)	2,937	—	—	—	2,937

Total gross accounts receivable	$7,835	$3,130	$5,393	$9,075	25,433

Less: Allowances					(17,525)

Accounts receivable, net					$7,908

(1)	Primarily represents amounts due from CIGNA and other clients of our Insurance Services segment.

(2)	Primarily represents amounts due from the third-party claims adjudicator for our discount prescription drug card business.
Allowances for Costs Related to Billings in Process
Our medical supply patients sometimes request supplies before we have received the required written forms to bill Medicare and other third party payors. We generally ship products to these patients but defer the revenue and costs related to such billings in process until all required forms have been obtained and verified. These costs, which include the cost of products shipped, are presented net of a valuation allowance based upon our historical experience with the collection of documents required to bill Medicare and other payors. Provisions for such valuation allowance are treated as patient acquisition costs, and changes in judgment regarding the recoverability of costs related to billings in process could result in fluctuations in the level of patient acquisition and related costs. The costs related to billings in process are charged to cost of product sales at the time the related revenue is recognized.

Patient Acquisition and Related Costs
Patient acquisition and related costs represent the costs we incur in the development of our medical products patient base, including direct-response television advertising. In accordance with AICPA Statement of Position (SOP) No. 93-7, Reporting on Advertising Costs, we expense such advertising costs as incurred. Direct-response advertising costs meeting the capitalization criteria of SOP 93-7 are required to be reported as an asset and amortized over the future benefit period. We do not meet the criteria for capitalization as we are not able to demonstrate a direct link between specific sales to patients and specific advertising expenditures such that it is reasonable to conclude that the advertising will result in probable future benefits (probable future revenue). This accounting treatment generally results in advertising expenses being charged to earnings in periods prior to the recognition of the associated revenue.
The costs of acquiring patient lists are capitalized as an intangible asset and amortized on a straight-line basis over a period of three years.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) requires companies to recognize the compensation cost relating to employee share-based payment transactions in the financial statements based on their fair values. Effective January 1, 2006, we adopted SFAS No. 123(R), using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. For the year ended December 31, 2006, the effect of the adoption of SFAS No. 123(R) resulted in an increase to our loss from operations and net loss of approximately $1.0 million, or $0.03 per basic and diluted share. The adoption of SFAS No. 123(R) had no impact on net cash flows for the year ended December 31, 2006.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” which applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. We adopted SFAS No. 154 effective January 1, 2006. The adoption of this standard did not have an impact on our operating results, cash flows or financial position.
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year. We do not expect the adoption of FIN 48 to have a material impact on our operating results, cash flows or financial position.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires the disclosure of fair value of financial instruments according to a fair value hierarchy. Additionally, certain disclosures are required regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on our operating results, cash flows or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, of SFAS No. 159 on our operating results, cash flows or financial position.
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
The forward-looking statements include statements about our:
•	Expected future operations, revenue, gross margins and expenses

•	Credit facilities and projected cash needs

•	Sales opportunities, strategic relationships and marketing plans

•	Estimates of potential markets for our products and services, including the anticipated drivers for future growth

•	Assessment of the impact of future accounting pronouncements
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

The following factors, among others, create risks and uncertainties that could affect our future or other performance:
•	Our ability to successfully maintain our Insurance Services segment

•	Competitive bidding for DME and supplies

•	Increases in the costs of medical products dispensed

•	Our history of operating losses and the possibility that we will incur significant additional operating losses

•	An ability to raise the capital that we will need to sustain our operations

•	Our ability to attract new patients and retain existing patients

•	Identification of, and competition for, growth and expansion opportunities

•
Compliance with, or changes in, government regulation and legislation, or interpretations thereof, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation, including HIPAA

•	An inability to establish and maintain successful collaborative relationships could adversely affect our ability to generate revenue

•	Adverse developments in any investigation related to the pharmaceutical industry

•	Competition and technological change that may make our products and technologies less attractive or obsolete

•	Our ability to obtain and maintain intellectual property protection for our technologies

•	Adverse resolution of current or future lawsuits or investigations

•	Significant fluctuations in our revenue and operating results, which have occurred in the past and which could continue to fluctuate in the future

•	Any loss or inability to hire and retain qualified personnel

•	Our exposure to product liability in excess of our insurance coverage

•	Any failure to maintain an effective system of internal controls in the future could adversely affect our ability to accurately report financial results or prevent fraud

•	Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses

•	Our common stock may continue to have a volatile public trading price and low trading volume

•	Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult
As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in Section 1A of this Annual Report on Form 10-K, entitled “Risk Factors”.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to interest rate risk. We have a revolving credit agreement that bears interest monthly at the higher of prime plus 2.5%, or 6.5%, plus certain additional fees and charges. As of December 31, 2006, the rate under the facility was 10.75%. As of December 31, 2006, the balance outstanding on the line was $2.5 million and the unused portion available under the revolving line of credit was approximately $0.5 million. A hypothetical 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition or results of operations.
We do not currently use derivative financial instruments. From time to time we may invest in high quality instruments with relatively short maturities. Based upon the nature of our investments, we do not expect any material loss from our investments.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
NationsHealth, Inc.
We have audited the accompanying consolidated balance sheets of NationsHealth, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ / members’ equity (deficiency), and cash flows for the years ended December 31, 2006 and 2005. Our audits also included the financial statement schedule for the years ended December 31, 2006 and 2005 listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NationsHealth, Inc. at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2006 and 2005, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 12 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/Ernst & Young LLP
Certified Public Accountants
Miami, Florida
March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
NationsHealth, Inc.
We have audited the accompanying consolidated statements of operations, stockholders’ / members’ equity (deficiency) and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NationsHealth, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
We have also audited the financial statement Schedule II for the year ended December 31, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ RACHLIN COHEN & HOLTZ LLP
Fort Lauderdale, Florida
February 18, 2005

NATIONSHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,224	$13,971
Short-term investments	—	923
Accounts receivable, net of allowances of $12,451 and $17,525, respectively	6,075	7,908
Inventory	1,636	1,285
Costs related to billings in process, net	565	874
Other receivables	219	1,877
Prepaid expenses and other current assets	529	750

Total current assets	13,248	27,588
Property and equipment, net	3,557	3,747
Investment in joint venture	—	1,488
Customer contract intangible, net	11,632	15,510
Other assets, net	1,951	1,526

Total assets	$30,388	$49,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,026	$13,387
Accrued expenses	9,069	12,030
Deferred revenue, current portion	—	235
Line of credit	2,500	2,500

Total current liabilities	14,595	28,152

Long-Term Liabilities:
Deferred revenue	—	1,100
Convertible notes, related party, net	6,316	5,176
Promissory note payable, net	1,328	—
Other long-term liabilities	782	1,414

Total long-term liabilities	8,426	7,690

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 28,906,708 and 27,865,538 issued and 28,837,760 and 27,809,641 outstanding, respectively	3	3
Additional paid-in capital	70,816	68,949
Unearned compensation	—	(2,761)
Accumulated deficit	(63,452)	(52,174)

Total stockholders’ equity	7,367	14,017

Total liabilities and stockholders’ equity	$30,388	$49,859

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Net product sales	$44,788	$68,688	$70,982
Prescription drug card revenue	3,983	8,619	3,240
Service revenue	38,445	10,249	—

	87,216	87,556	74,222
Cost of product sales	18,854	29,689	22,718
Cost of services	31,907	22,219	—

Gross Profit	36,455	35,648	51,504

Operating Expenses:
Patient acquisition and related costs	3,382	18,077	23,151
Patient service and fulfillment	8,286	14,427	13,672
General and administrative	27,940	26,323	13,116
Cost of employee stock bonus plan	—	—	14,315
Provision for doubtful accounts	3,625	7,575	12,228
Depreciation and amortization	1,353	980	506
Amortization of customer contract intangible	3,878	646	—
Impairment of investment in joint venture	1,292	—	—
Gain on sales of business lines	(5,000)	(15,508)	—

	44,756	52,520	76,988

Loss from Operations	(8,301)	(16,872)	(25,484)

Other Income (Expense):
Interest income	257	150	3
Interest expense, related party	(2,448)	(1,878)	—
Interest expense	(786)	(1,219)	(943)

	(2,977)	(2,947)	(940)

Net Loss	$(11,278)	$(19,819)	$(26,424)

Loss per share — basic and diluted	$(0.40)	$(0.75)	$(1.01)

Weighted average shares outstanding — basic and diluted	27,895	26,345	26,154

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ / MEMBERS’ EQUITY (DEFICIENCY)
(In thousands)

				Preferred	Preferred
			Additional	Members'	Members'
	Common Stock		Paid-in	Interests-	Interests-	Class B	Unearned	Accumulated
	Shares	Amount	Capital	Voting	Nonvoting	Interests	Compensation	Deficit	Total
Balance, December 31, 2003	—	$—	$—	$400	$3,741	$35	$—	$(5,931)	$(1,755)
Reverse merger	26,150	3	18,483	(400)	(3,741)	(35)	—	—	14,310
Employee stock bonus plan	—	—	13,707	—	—	—	—	—	13,707
Warrant exercises	25	—	125	—	—	—	—	—	125
Net loss	—	—	—	—	—	—	—	(26,424)	(26,424)

Balance, December 31, 2004	26,175	3	32,315	—	—	—	—	(32,355)	(37)
Discount on convertible notes, related party	—	—	10,611	—	—	—	—	—	10,611
Issuances of common stock	577	—	3,888	—	—	—	—	—	3,888
Repurchases of common stock	(56)	—	(389)	—	—	—	—	—	(389)
Restricted stock awards	377	—	2,921	—	—	—	(2,761)	—	160
Warrants issued to CIGNA	—	—	15,768	—	—	—	—	—	15,768
Warrant exercises	737	—	3,686	—	—	—	—	—	3,686
Accelerated vesting of stock options	—	—	78	—	—	—	—	—	78
Stock options issued to consultant	—	—	71	—	—	—	—	—	71
Net loss	—	—	—	—	—	—	—	(19,819)	(19,819)

Balance, December 31, 2005	27,810	3	68,949	—	—	—	(2,761)	(52,174)	14,017
Issuances of common stock	52	—	395	—	—	—	—	—	395
Repurchases of common stock	(36)	—	(75)	—	—	—	—	—	(75)
Restricted stock awards, net of forfeitures	610	—	1,328	—	—	—	—	—	1,328
Warrant exercises	400	—	2,000	—	—	—	—	—	2,000
Reclassification of unearned compensation upon adoption of SFAS No. 123 (R)	—	—	(2,761)	—	—	—	2,761	—	—
Employee stock options, net of forfeitures	—	—	963	—	—	—	—	—	963
Employee stock option exercises	2	—	17	—	—	—	—	—	17
Net loss	—	—	—	—	—	—	—	(11,278)	(11,278)

Balance, December 31, 2006	28,838	$3	$70,816	$—	$—	$—	$—	$(63,452)	$7,367

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(11,278)	$(19,819)	$(26,424)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Gain on sales of business lines	(5,000)	(15,508)	—
Provision for doubtful accounts	3,625	7,575	12,228
Provision for sales allowances and returns	2,210	2,086	2,220
Reserve for (recovery of) costs related to billings in process	(280)	1,663	2,272
Depreciation and amortization	1,869	1,063	506
Amortization of note discount	1,177	787	—
Amortization of deferred loan costs and other non-cash interest charges, net	264	571	—
Amortization of customer contract intangible	3,878	646	—
Stock-based compensation	2,291	309	13,707
Impairment of investment in joint venture	1,292	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,115)	(7,323)	(18,175)
Inventory	(351)	32	(885)
Costs related to billings in process	589	(1,100)	(2,855)
Prepaid expenses and other assets	148	(1,120)	(654)
Accounts payable and accrued expenses	(15,644)	6,541	4,277
Accounts payable, related party	—	1,016	4,050
Deferred revenue	(1,335)	1,335	—

Net cash and cash equivalents used in operating activities	(19,660)	(21,246)	(9,733)

Cash Flows from Investing Activities:
Proceeds from sales of business lines	7,600	14,400	—
Dissolution of (investment in) joint venture	1,530	(1,530)	—
Maturity (purchases) of available for sale investments, net	923	(823)	(100)
Investment released from (placed in) trust	—	2,000	(2,000)
Acquisition of property and equipment	(1,669)	(2,393)	(1,592)
Acquisition of patient lists	(280)	—	—

Net cash and cash equivalents provided by (used in) investing activities	8,104	11,654	(3,692)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes, related party	—	15,000	—
Proceeds from issuances of common stock	—	3,500	—
Proceeds from exercise of warrants	2,000	3,686	125
Net draws on (repayments of) lines of credit	100	(119)	1,819
Payment of debt issuance costs	(100)	(907)	—
Repurchases of common stock	(75)	(389)	—
Principal payments under capital lease obligations	(133)	(112)	—
Proceeds from reverse merger	—	—	20,270
Payments for conversion of membership interests	—	—	(3,000)
Payment of merger costs, net	—	—	(2,954)
Proceeds from exercise of employee stock options	17	—	—
Principal payments on member notes payable	—	—	(1,343)

Net cash and cash equivalents provided by financing activities	1,809	20,659	14,917

Net (Decrease) Increase in Cash and Cash Equivalents	(9,747)	11,067	1,492
Cash and Cash Equivalents, Beginning of Year	13,971	2,904	1,412

Cash and Cash Equivalents, End of Year	$4,224	$13,971	$2,904

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$1,578	$1,534	$770

Non-cash Financing Activities:
Payment of bonuses with stock	$395	$—	$—

Issuance of promissory note for joint venture termination fee	$1,500	$—	$—

Equipment acquired under capital leases	$—	$262	$—

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
1. BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION
Business
NationsHealth, Inc. (“NationsHealth” or the “Company”) seeks to improve the delivery of healthcare to Medicare and managed care beneficiaries by providing medical products and prescription related services. NationsHealth provides home delivery of diabetes supplies, medications and other medical products to patients across the United States. In addition to its Medical Products business, NationsHealth also provides education, marketing, enrollment and patient service to Medicare prescription drug and managed care providers. NationsHealth has an agreement with Connecticut General Life Insurance Company (“CIGNA”) to service its Medicare Part D prescription drug plans nationally.
Merger and Accounting Treatment
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
NationsHealth Holdings, LLC (“NationsHealth Holdings”), a privately held company based in Sunrise, Florida, was organized as a Florida limited liability company on September 18, 2002, under the name NationsHealth LLC. On November 17, 2002, NationsHealth LLC changed its name to NationsHealth Holdings, LLC.
United States Pharmaceutical Group, LLC (“USPG”) was incorporated on July 3, 2001 as United States Pharmaceutical Group, Inc. under the laws of Delaware. On January 28, 2003, USPG converted from a corporation to a Delaware limited liability company and changed its name to United States Pharmaceutical Group LLC. On February 19, 2003, the membership interest in USPG was assigned to NationsHealth Holdings, making USPG a wholly-owned subsidiary of NationsHealth Holdings.
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

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Short-term Investments
Short-term investments as of December 31, 2005, which consisted of U.S. Government Agency securities with maturities of less than one year, were classified as available-for-sale and stated at their fair value.
Accounts Receivable
The Company does business and extends credit based on an evaluation of the financial condition of third party payors and patients generally without requiring collateral. Exposure to losses on receivables is expected to vary by patient due to the financial condition of each patient. A significant portion of accounts receivable is due from Medicare, but also includes amounts due from other third party payors and patients. The collection process is time consuming and complex and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. As a result, collection efforts may be active for up to 24 months from the initial billing date. In accordance with applicable regulatory requirements, the Company makes reasonable and appropriate efforts to collect its accounts receivable, including deductible and co-payment amounts, in a consistent manner for all payor classes.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Inventory
Inventory consists of medical supplies, primarily diabetes supplies, and medications. Inventory is stated at the lower of cost, determined on the first-in, first-out, method, or market.
Costs Related to Billings in Process
Due to the medical nature of the products the Company provides, patients sometimes request supplies before the Company has received the required written forms to bill Medicare and other third party payors. As part of the Company’s continuing efforts to service more patients, the Company generally ships product to these patients but defers the revenue and costs related to such billings in process until all required forms have been obtained and verified. The costs, which include the cost of the inventory shipped, are presented net of a valuation allowance based upon the Company’s historical experience with the collection of documents required to bill Medicare and other patients and are charged to cost of sales at the time the related revenue is recognized. The valuation allowance as of December 31, 2006 and 2005 amounted to $383,000 and $1,217,000, respectively.
Customer Contract Intangible
In conjunction with the Company’s agreement with CIGNA (see Note 4), on November 4, 2005, CIGNA purchased from the Company 303,030 shares of its common stock for $6.60 per share, which was below the $7.88 per share market price of the stock on such date, and the Company issued to CIGNA warrants to purchase 2,936,450 shares of its common stock at $6.60 per share. The fair value of the warrants and the discount from the fair value of the common stock on the date of purchase, totaling approximately $16,156,000, was recorded as an intangible asset specifically identifiable to the CIGNA contract. The original agreement with CIGNA established the Company as the exclusive provider of certain services with respect to CIGNA’s Part D plans and conveyed to the Company a contractual legal right to provide such services for a specified period of time. The CIGNA contract embodied probable future economic benefit to the Company, and thus the costs of acquiring the contract, represented by the equity consideration granted to CIGNA, met the criteria for recognition of an asset. The Company is amortizing the CIGNA contract intangible over approximately 50 months on a straight-line basis from the date of issuance through the remaining term of the agreement.
Revenue Recognition
The Company recognizes revenue related to product sales upon shipment of patient orders, provided that risk of loss has passed to the patient and the required written forms to bill Medicare, other third party payors, and patients have been received and verified. Revenue is recorded at amounts expected to be collected from Medicare, other third party payors, and directly from patients. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to billings in process, consisting of the cost of products shipped, are deferred and presented as costs related to billings in process, net in the accompanying consolidated balance sheets, and are charged to cost of product sales at the time the related revenue is recognized.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third party payors, such as traditional indemnity insurance companies. Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to other third party payors or directly to patients. Amounts due from patients represent a disproportionately higher amount of the provision for doubtful accounts. Revenue received directly from Medicare, which relates to the Company’s Medical Products segment, represented approximately 41%, 64% and 77% of total revenue in 2006, 2005 and 2004, respectively.
Prior to October 1, 2005, the Company provided individuals with discount prescription drug cards, which are accepted at over 50,000 pharmacies nationwide (the “Discount Prescription Drug Card Business”). Each time a cardholder saved money using one of these cards, the Company received a fee ranging from $0.70 to $1.30 per transaction. Revenue was recognized in the month the transaction occurred. Additionally, the Company earned manufacturer rebates when cardholders purchased certain drugs using the card. Revenue from manufacturer rebates was recognized when earned and the amount fixed and determinable. These rebates, which amounted to approximately $217,000, $457,000 and $308,000 for the years ended December 31, 2006, 2005 and 2004, respectively, are included in prescription drug card revenue in the accompanying consolidated statements of operations. On September 5, 2006, the Company sold the Discount Prescription Drug Card Business (see Note 6).
Revenue related to the Company’s Insurance Services segment is recognized when earned as the services are performed and is presented in the accompanying consolidated statements of operations as service revenue. The direct costs of providing contracted services, including advertising, marketing and creative services, performed on behalf of these clients, are shown as cost of services in arriving at gross profit. Revenue from CIGNA, which relates to the Company’s Insurance Services segment, represented approximately 40% and 12% of total revenue in 2006 and 2005, respectively.
Patient Acquisition and Related Costs
Patient acquisition and related costs represent costs incurred by the Company in the development of its patient base. These costs are primarily comprised of advertising, promotion, call center and data collection expenses and the provision for costs of inventory shipped but never billed because all documents required to bill Medicare have not been collected. Patient acquisition and related costs are charged to expense as incurred because they are only indirectly associated with the sale of product and services, and therefore not of a direct-response nature.
Advertising costs, which are included in patient acquisition and related costs and, to the extent related to services revenue, in cost of services, are expensed as incurred. Advertising costs, which primarily relate to television airtime, were approximately $9,064,000, $12,717,000 and $8,232,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
The costs of acquiring patient lists are capitalized as an intangible asset and amortized on a straight-line basis over a period of three years. As of December 31, 2006, other assets, net includes approximately $363,000 of acquired patient lists, net of accumulated amortization of approximately $11,000.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Patient Service and Fulfillment Expenses
Patient service and fulfillment expenses, which relate to the Company’s Medical Products segment, consist primarily of costs to service existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs. Product shipping costs were approximately $1,906,000, $4,033,000 and $4,257,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Loss Per Share
As discussed in Note 1, historical results prior to September 1, 2004 reflected in these consolidated financial statements are those of NationsHealth Holdings, for which there was no common stock outstanding. To provide comparability of all periods presented for loss per share purposes, the total shares outstanding immediately after consummation of the merger were deemed to be outstanding from the beginning of the earliest period presented. The shares issuable upon conversion of the Company’s convertible notes and the shares issuable upon exercise of the Company’s outstanding warrants, stock options, unvested restricted stock and the underwriters’ option have been excluded from the calculation of diluted earnings per share for all relevant periods presented as their effect would have been antidilutive.
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
Fair Value of Financial Instruments
The respective carrying value of certain on-balance-sheet financial instruments approximates their fair value. These instruments include cash and cash equivalents, accounts receivable and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values, or they are receivable or payable on demand.
The fair value of the Company’s line of credit borrowings and promissory note payable is estimated based on current rates offered to the Company for debt of comparable maturities and similar collateral requirements, and approximates carrying value.
Based upon various factors, including borrowing rates and the market value for NationsHealth common stock, the estimated fair value of the Company’s convertible notes as of December 31, 2006 was approximately $10,442,000, compared to a carrying value of approximately $6,316,000.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
With respect to cash and cash equivalents, the Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.
The Company’s single largest account receivable balance is from Medicare, which the Company does not consider to be a credit risk. The Company also has accounts receivable from CIGNA and other insurance companies, which the Company does not consider to be significant credit risks.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year. The adoption of FIN 48 is not expected to have a material impact on the Company’s operating results, cash flows or financial position.
In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires the disclosure of fair value of financial instruments according to a fair value hierarchy. Additionally, certain disclosures are required regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on the Company’s operating results, cash flows or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of SFAS No. 159 on its operating results, cash flows or financial position.
3. LIQUIDITY AND PROFITABILITY CONSIDERATIONS
From inception and continuing through 2006, the Company has used significant amounts of cash in its operations and has incurred net losses of approximately $11,278,000, $19,819,000 and $26,424,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As reflected in the consolidated balance sheet as of December 31, 2006, the Company had cash and cash equivalents of approximately $4,224,000 and negative working capital of approximately $1,347,000.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Management’s plans with regard to these matters encompass the following:
Amended and Restated CIGNA Agreement
As further discussed in Note 4, on May 26, 2006, the Company and CIGNA entered into an Amended and Restated Preferred Vendor Agreement (the “Amended and Restated Agreement”) which amended and restated the agreement entered into on May 4, 2005, as amended, pursuant to which the Company provides CIGNA with certain marketing, fulfillment and enrollee service activities in connection with CIGNA’s Medicare Part D program. The Amended and Restated Agreement modified the compensation terms among the parties to provide for a predictable service fee arrangement beginning with the 2007 plan year, pursuant to which the Company will, as a service vendor, no longer share the costs of CIGNA’s Medicare Part D program. During the 2006 Medicare Part D open enrollment period, the Company incurred significant operating and cash flow losses related to initial open enrollment efforts. With the end of the 2006 open enrollment period on May 15, 2006, these operating and cash flow losses have ceased and the Company’s Insurance Services segment, which includes the CIGNA Medicare Part D services, was profitable for the second half of 2006 and is expected to be profitable for 2007.
Revolving Line of Credit.
The Company has a revolving line of credit agreement, as amended and restated on March 21, 2006 (see Note 9). As of December 31, 2006, the unused portion available under the revolving line of credit was approximately $463,000.
Cost Reductions
During 2006, the Company implemented plans to restructure and streamline its management organization and reduce its workforce in order to increase both cost effectiveness and profitability. Management would, if considered necessary, be able to further reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages.
Sales of Lines of Business
On September 2, 2005, the Company sold its respiratory line of business for a total of approximately $16,000,000 (see Note 6). On September 5, 2006, the Company sold its discount prescription drug card business for $6,000,000 (see Note 6). Management believes that additional opportunities are available to raise cash from the sale of a portion of the Company’s assets.
Summary
Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve liquidity and profitability, and that it has sufficient liquidity to continue as a going concern. However, there can be no assurances that management’s plans will be achieved.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. CIGNA AGREEMENT
The Company entered into an agreement with CIGNA on May 4, 2005 to provide services to CIGNA in connection with CIGNA’s offering of Medicare Part D prescription drug plans, called “CIGNATURE Rx”, to Medicare beneficiaries. This arrangement combined CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and NationsHealth’s experience with regard to Medicare and expertise in enrolling individual Medicare eligible patients into healthcare programs. The services provided by the Company to CIGNA under the original agreement encompass virtually all aspects of the non-claims administration of CIGNA’s Part D plans, including advertising and marketing for the plans, member eligibility and enrollment processing, member service, CMS communication and reconciliation, and member billing and premium collection.
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
Pursuant to the Amended and Restated Agreement, the Company will continue to provide certain enrollee service activities and, at the option of CIGNA, selected marketing and enrollment services in connection with CIGNA’s Part D plans. In addition, under the Amended and Restated Agreement, the Company may provide these services to other Medicare Part D insurers and CIGNA may use other vendors to provide services for its Medicare Part D program, provided, however, that CIGNA is required to pay the Company certain fees if CIGNA does not meet specified thresholds of enrollees serviced by the Company. The Amended and Restated Agreement also modifies the compensation terms among the parties to provide for a predictable service fee arrangement for the 2007 plan year and continuing until the end of the Initial Term.
As was required under the Company’s agreement with CIGNA entered into on May 4, 2005, NationsHealth discontinued all marketing of discount prescription drug cards on October 1, 2005 (see Note 6).
5. US BIO JOINT VENTURE
On August 3, 2005, the Company entered into a joint venture with US Bioservices Corporation (“US Bio”), pursuant to the limited liability company operating agreement (the “Operating Agreement”) of NationsHealth Specialty Rx, LLC (“Specialty Rx”). Pursuant to the Operating Agreement, Specialty Rx was to develop and operate a specialty and oncology pharmacy business. In March 2006, CMS approved Specialty Rx’s participation in its Competitive Acquisition Program (the “CAP Program”). However, the Company and US Bio determined that the terms of the CAP Program established by CMS were not economically viable and consequently Specialty Rx did not commence operations.
On September 27, 2006, the Company entered into an agreement (the “Dissolution Agreement”) with US Bio to dissolve Specialty Rx. Pursuant to the Dissolution Agreement, the Company and US Bio agreed to return their respective capital contributions into Specialty Rx by causing Specialty Rx to distribute $1,530,000 to the Company and $1,470,000 to US Bio and to terminate the Operating Agreement.
As a condition of the Dissolution Agreement, the Company agreed to pay a termination fee (the “Termination Fee”) to US Bio in the amount of $1,500,000, evidenced by a promissory note (the

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Promissory Note”) to US Bio. The Promissory Note is non-interest bearing and matures on February 21, 2008. The Company recorded the Promissory Note net of a discount for imputed interest of approximately $208,000. The discount on the Promissory Note is being amortized to interest expense over its term, based on the effective interest method. Upon the occurrence of certain customary events of default, the Company’s obligations under the Promissory Note may be accelerated. In addition, any amount of principal of the Promissory Note which is not paid when due, shall bear interest at a rate equal to eighteen percent (18%) per annum.
The Company recorded an impairment charge totaling approximately $1,292,000 during 2006 to write-down the investment in the joint venture to its estimated net realizable value. The impairment charge recorded represents the net present value of the Promissory Note issued for the Termination Fee.
In addition, US Bio agreed that it will not sell or otherwise transfer, prior to August 18, 2007, the 273,897 shares of the Company’s common stock that it purchased from the Company in connection with the formation of Specialty Rx.
6. SALES OF LINES OF BUSINESS
On September 2, 2005, the Company sold its respiratory division (including its respiratory-related inventory) to Lincare Inc. and Med 4 Home Inc. for $16,000,000, of which $14,400,000 was received at closing and $800,000 was received on each of March 2, 2006 and September 2, 2006. The Company retained all existing accounts receivable with respect to the respiratory division. Pursuant to the transaction, the Company recorded a gain of $15,508,000 in 2005.
On September 5, 2006, the Company sold its Discount Prescription Drug Card Business to HealthTran LLC (“HealthTran”) for $6,000,000 in cash (the “Purchase Price”). The Purchase Price is subject to a potential downward adjustment, of up to $1,000,000, based on the volume of claims processed by HealthTran related to the Discount Prescription Drug Card Business through September 5, 2007. Pursuant to the transaction, the Company recorded a gain of $5,000,000 in 2006 and a liability of $1,000,000 related to the potential Purchase Price adjustment, which is included in accrued expenses in the accompanying consolidated balance sheet at December 31, 2006.
7. PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the respective lease term or the estimated useful lives of the assets. Property and equipment consists of the following:

		December 31,
	Estimated Useful	2006	2005
	Life (Years)	(in thousands)
Office and computer equipment	3-5	$2,138	$1,685
Furniture and fixtures	5	806	686
Leasehold improvements	Up to 5	705	652
Software	3	3,329	2,414

		6,978	5,437
Less accumulated depreciation and amortization		3,421	1,690

		$3,557	$3,747

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company capitalizes certain internally developed software costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, generally three years. The amount of capitalized software development costs included in property and equipment in the accompanying consolidated balance sheets totaled $1,280,000, net of accumulated amortization of $1,472,000 as of December 31, 2006, and $1,151,000, net of accumulated amortization of $786,000 as of December 31, 2005. Amortization of software development costs amounted to $686,000, $486,000 and $261,000 for 2006, 2005 and 2004, respectively.
Capital leases of equipment are included in property and equipment in the accompanying consolidated balance sheets in the amount of approximately $96,000, net of accumulated amortization of approximately $166,000, as of December 31, 2006, and approximately $183,000, net of accumulated amortization of approximately $79,000, as of December 31, 2005. Amortization of assets recorded under capital leases is included in depreciation and amortization in the accompanying consolidated statements of operations.
8. ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Accrued compensation	$2,310	$3,201
Accrued media	53	1,950
Accrued refunds	1,583	1,333
Accrued fulfillment costs	1,356	272
Accrued call center services	21	1,907
Accrued purchase price adjustment	1,000	—
Other	2,746	3,367

	$9,069	$12,030

9. LINE OF CREDIT
The Company entered into a revolving credit agreement in April 2004, which was subsequently amended and restated from time to time through November 2005 to add additional over-advance borrowing capability and adjust the financial covenants to account for the Company’s actual and projected financial results.
On March 21, 2006, the revolving credit agreement was amended and restated to, among other things, eliminate the over-advance borrowing capability, adjust the financial covenants to reflect the Company’s actual and projected financial results, provide the Company with the ability to prepay and terminate the credit facility at any time upon sixty days notice with the payment of certain early termination fees, and extend the maturity date to April 30, 2010. On August 11, 2006, the revolving credit agreement was amended again to adjust the financial covenants to account for the Company’s actual and projected financial results. As of December 31, the Company was in compliance with all applicable financial covenants under the agreement.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The revolving line bears interest monthly at the higher of prime plus 2.5% or 6.5%, plus certain additional fees and charges. As of December 31, 2006, the rate under the facility was 10.75%. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA, as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum liquidity, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of December 31, 2006, the outstanding balance under the line of credit was $2,500,000, and the unused portion available thereunder was approximately $463,000.
10. CONVERTIBLE NOTES
On February 28, 2005, the Company closed a private placement transaction with MHR Capital Partners LP and two of its affiliates (collectively, “MHR”). For an aggregate purchase price of $15,000,000, MHR received $15,000,000 principal value in secured convertible notes (the “MHR Notes”) and 1,785,714 shares of the Company’s common stock.
The 1,785,714 shares of the Company’s common stock were transferred to MHR by certain principal stockholders of the Company. The transferring stockholders did not receive any proceeds from this transaction, and the Company did not issue any additional shares of common stock in connection with the transfer to MHR. In combination with their prior holdings, this transaction resulted in MHR owning more than 10% of the then outstanding shares of the Company’s common stock.
The MHR Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%, payable monthly. The MHR Notes are secured by substantially all the Company’s assets, but are subordinated to the line of credit (see Note 9). The MHR Notes may be subordinated to future indebtedness not to exceed $20,000,000 unless the Company achieves certain performance criteria as specified in the MHR Notes, in which case the amount of senior debt may not exceed $25,000,000. The terms of the MHR Notes allow MHR, at their discretion, to convert all or part of the MHR Notes into shares of the Company’s common stock at a conversion price of $6.56 per share, subject to adjustment for anti-dilution, which is limited and capped, as described in the MHR Notes. In addition, the MHR Notes will accelerate to maturity upon the occurrence of a default on the MHR Notes by the Company. Through December 31, 2006, no events have occurred that would trigger adjustments for anti-dilution.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The MHR Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction, as defined. If a note is redeemed at the option of the Company other than upon a change of control transaction, MHR may receive, at their discretion, either (i) the principal amount plus any accrued and unpaid interest of the MHR Notes being redeemed (the “Par Redemption Price”), plus a warrant exercisable for such number of shares of the Company’s common stock MHR would have received had the MHR Notes being redeemed been converted immediately prior to such redemption, which warrant shall have an exercise price equal to the conversion price of the MHR Notes in effect immediately prior to issuance of the warrant, and shall expire on February 28, 2012 (a “Redemption Warrant”), or (ii) 110% of the outstanding principal amount of the MHR Notes being redeemed plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a note is redeemed pursuant to a change of control transaction, the Company may redeem the MHR Notes at the Premium Redemption Price, or if the Company does not act, MHR may choose to either receive the Premium Redemption Price or require that the surviving entity assume the obligations of the MHR Notes. Through December 31, 2006, no events have occurred that would trigger any of these rights.
On February 28, 2010, and from time to time thereafter, the Company is required to redeem a portion of the MHR Notes, as more fully described in the MHR Notes, at the Par Redemption Price. In addition, upon a redemption by the Company of the Millstream Warrants (as defined in Note 11) which results in the exercise of at least three quarters of the Millstream Warrants outstanding as of the closing date for cash, MHR shall have the right to require the Company to repurchase from them shares of common stock equal to such number of shares of common stock that would be receivable upon conversion of up to an aggregate of $5,000,000 in principal amount of the MHR Notes, at the greater of the market price per share of the common stock at such time or $8.50 per share, provided, that in no event shall the aggregate payment for all of such shares exceed 25% of the cash proceeds of the Millstream Warrants exercised pursuant to the warrant redemption. Also, for 30 days following a redemption in which MHR receives Redemption Warrants, (i) MHR shall have a right (the “Tax Put Right”) by written notice to the Company to require the Company to purchase an amount of shares of common stock from MHR, at the market price per share at such time, that is equal to an amount of up to $5,000,000 in the aggregate for all such redemptions for all holders of MHR Notes and (ii) if the amount received by MHR after exercising its rights up to the maximum aggregate amount pursuant to clause (i) is, when combined with the cash consideration received by MHR upon redemption of the MHR Notes, still insufficient to pay the income taxes relating to the redemption, the receipt of the Redemption Warrants and the exercise of the Tax Put Right, then, upon receipt of written notice from MHR of such insufficiency, the Company shall use commercially reasonable efforts to file a registration statement for all holders of the MHR Notes (regardless of the number of redemptions) as soon as reasonably practicable after such redemption but in any event within thirty (30) days after such redemption and cause such registration statement to be declared effective as soon as practicable after such filing but in any event within sixty (60) days after such filing, failing which the holders of all MHR Notes shall have an additional Tax Put Right in the amount of up to $2,500,000 in the aggregate for all such redemptions.
The Company expects that in February 2010, approximately $4,700,000 of the principal amount of the MHR Notes will be repaid (redeemed). Pursuant to the terms of the MHR Notes, upon such partial redemption, the conversion price of the remaining outstanding MHR Notes in effect immediately prior to the redemption will be reduced such that the remaining MHR Notes will be convertible into the number of shares equal to the number of shares that MHR would have been entitled to receive had they converted the MHR Notes immediately prior to such redemption.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In order to record the portions of the $15,000,000 proceeds attributable to debt and equity, the Company hired an independent valuation specialist to perform separate valuations of the debt and equity received by MHR. The relative amount attributed to the MHR Notes and the 1,785,714 shares of the Company’s common stock was calculated based upon their proportionate fair values applied to the total proceeds of $15,000,000. The amount allocated to the shares of common stock was recorded as a discount on the MHR Notes. An additional discount was calculated for the beneficial conversion feature of the MHR Notes represented by the difference between the fair value per share at the date of the transaction and the effective conversion rate. The discount on the MHR Notes is being amortized to interest expense over the life of the MHR Notes based on the effective interest method. The effective interest rate of the MHR Notes is approximately 16.3%.
As part of the private placement transaction, the Company and shareholders representing a majority of the Company’s voting power entered into a stockholders agreement with MHR requiring the Company to take all necessary and desirable action within its control to cause the nomination and the election of a person designated by MHR to the Company’s Board of Directors. MHR requested, by a letter dated September 7, 2005, that the Company designate Dr. Mark H. Rachesky as its designee. Pursuant to this agreement, on October 20, 2005, Dr. Rachesky was elected to the Company’s Board of Directors. As a result, the MHR Notes and related activity and amounts have been presented as related party transactions in the accompanying consolidated financial statements.
11. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2006, no shares of preferred stock have been issued.
Warrants
Pursuant to the Offering on August 28, 2003, Millstream sold 4,025,000 units (“Units”), including 525,000 Units that were issued upon exercise of the underwriters’ over-allotment option. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Millstream Warrants”). Each Millstream Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. During the years ended December 31, 2006, 2005 and 2004, 399,920, 737,205 and 24,800 Millstream Warrants were exercised resulting in proceeds of approximately $2,000,000, $3,686,000 and $125,000, respectively. Through December 31, 2006, 1,161,925 of the Millstream Warrants have been exercised and 6,888,075 remained outstanding. The Millstream Warrants, which expire on August 25, 2007, are redeemable by the Company, at a price of $0.01 per Millstream Warrant upon 30 days notice, in the event that the last sale price of the Company’s common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, Millstream also issued an option (the “Underwriters’ Option”) for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.00 per share, but otherwise have the same terms and conditions as the Millstream Warrants. Separate trading of the Company’s common stock and the Millstream Warrants underlying the Units commenced on September 9, 2003.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On March 9, 2004, Millstream granted warrants, which expire on August 31, 2011, to purchase an aggregate of 45,000 shares of common stock at an exercise price of $8.50 per share to three consultants who assisted in the due diligence investigation of NationsHealth and other aspects of the merger. The consultants were all employed by companies affiliated with directors of Millstream.
As discussed in Note 2, the Company issued to CIGNA warrants to purchase 2,936,450 shares of its common stock at $6.60 per share. The warrants were fully vested and non-forfeitable on the date of grant and have an initial term of 7 years, which will be extended to 10 years if the Company’s stock price does not equal or exceed $10.00 per share for any 20 trading days within a 30 trading day period at any time prior to the initial expiration date. In the event of termination of the agreement due to a CIGNA breach, the warrants will expire one year after the effective date of the termination. In addition, the warrants will expire immediately prior to an acquisition, merger or consolidation of the Company with any unrelated third party in which the Company is not the surviving entity. The warrants allow for net-share settlement at the option of CIGNA.
Common Stock Reserved
As of December 31, 2006, the Company had 16,165,167 shares of common stock reserved for issuance upon exercise of warrants, the Company’s equity compensation plans, the MHR Notes and the Underwriters’ Option, which totaled 9,869,525, 2,959,057, 2,286,585 and 1,050,000, respectively.
12. EMPLOYEE STOCK COMPENSATION AND BENEFIT PLANS
On August 30, 2004, the shareholders of the Company voted to adopt the NationsHealth, Inc. 2004 Incentive Stock Plan (the “2004 Plan”) to enable the Company to offer directors, officers and other key employees, stock options in the Company. A total of 1,900,000 shares of the Company’s common stock were available for issuance under the 2004 Plan.
On June 17, 2005, the Company’s stockholders approved the NationsHealth, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). A total of 2,100,000 shares of the Company’s common stock were available for issuance under the 2005 Plan. Under the 2005 Plan, stock options, stock appreciation rights, restricted stock (non-vested stock), restricted stock units and other equity-based awards may be granted to eligible employees, consultants and directors.
Awards of options to employees under the 2004 Plan and 2005 Plan generally vest over a four-year period, with pro rata vesting upon the first anniversary of the grant and each six months thereafter. Awards of options have a maximum term of six years and the Company generally issues new shares upon exercise. The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $1.58, $3.24 and $3.52, respectively.
Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation costs for employee stock options were measured as the excess, if any, of the market price of the common stock at the date of the grant over the exercise price.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Had compensation costs for the Company’s employee stock option grants been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net loss and loss per share would have been equal to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004 (in thousands, except per share data), as follows:

	2005	2004
Net loss, as reported	$(19,819)	$(26,424)
Add: Stock-based employee compensation expense included in net loss	78	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,132)	(346)

Pro forma net loss	$(20,873)	$(26,770)

Loss per share — basic and diluted
As reported	$(0.75)	$(1.01)

Pro forma	$(0.79)	$(1.02)

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. For the year ended December 31, 2006, the effect of the adoption of SFAS No. 123(R) resulted in an increase to the Company’s loss from operations and net loss of approximately $963,000, or $0.03 per basic and diluted share. The adoption of SFAS No. 123(R) had no impact on net cash flows for the year ended December 31, 2006.
The Company recognizes compensation cost related to stock options and other share-based awards on a straight-line basis over the requisite service period. The total compensation cost recognized during the year ended December 31, 2006 related to grants under the 2004 Plan and 2005 Plan was approximately $2,291,000. As of December 31, 2006, there was approximately $1,690,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 2.8 years. The intrinsic value of all options granted during the years ended December 31, 2006, 2005 and 2004 was $0 and as of December 31, 2006 the aggregate intrinsic value of options outstanding, including exercisable options, was $0.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

	2006 Grants	2005 Grants	2004 Grants
Weighted average expected volatility	58%	49%	50%
Range of expected volatility	50% - 70%	45% - 50%	50%
Range of risk free interest rate	4.35% - 5.13%	3.88% - 4.44%	3.27%
Expected term	5.0 years	5.0 years	6.0 years
Expected annual forfeiture rate	20%	0%	0%
Expected dividend rate	0%	0%	0%
Expected volatility is based on the historical volatility of the Company’s common stock since the date of the Millstream merger and the volatility of the common stock of other companies in the same industry. The expected term for options granted was derived using the midpoint of the vesting period and the contractual term.
A summary of the status and activity of the Company’s stock options is as follows for the year ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of year	1,834,673	$6.87
Granted	641,000	4.08
Exercised	(2,500)	6.87
Forfeited	(828,667)	6.76
Expired	(273,999)	6.68

Outstanding at end of year	1,370,507	$5.67	4.51

Vested and exercisable at end of year	560,315	$6.92	4.04

As of December 31, 2005, the Company had a balance of approximately $2,761,000 in unearned compensation related to awards of nonvested restricted stock. Upon adoption of SFAS No. 123(R), the balance in unearned compensation was reclassified to additional paid-in capital.
The fair value of the restricted stock as of the date of grant is being recorded to compensation expense on a straight-line basis over the vesting periods of the awards, which range from one to five years. The total grant date fair value of restricted stock vested during the years ended December 31, 2006, 2005 and 2004 was approximately $1,328,000, $0 and $0, respectively. Approximately $1,328,000 of compensation expense was recognized during the year ended December 31, 2006 related to restricted stock grants. Stock repurchases for withholding taxes on restricted stock vesting in 2006 resulted in a decrease of approximately $52,000 in cash flows from financing activities for the year ended December 31, 2006. As of December 31, 2006, there was approximately $2,898,000 of total unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a remaining weighted average period of 2.9 years, and the Company expects to repurchase approximately 43,000 shares related to its restricted stock grants that vest in 2007. Based upon the Company’s history of forfeitures of restricted stock, forfeitures were estimated at 15% for the year ended December 31, 2006.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the status and activity of the Company’s restricted stock grants is as follows for the year ended December 31, 2006:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested restricted stock grants at beginning of year	376,606	$7.76
Granted	795,000	2.49
Vested	(192,244)	6.91
Forfeited	(185,000)	2.70

Nonvested restricted stock grants at end of year	794,362	3.86

An additional award of 200,000 shares of restricted stock with a grant date fair value of $594,000, or $2.97 per share, was granted to a key employee in June 2006 by certain principal stockholders of the Company. Including the 200,000 shares granted by stockholders of the Company, as of December 31, 2006, there were 994,362 shares of non-vested restricted stock outstanding, with a weighted average grant date fair value of $3.68 per share.
Employee Savings Plan
During 2004, NationsHealth established a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board of Directors, the Company may elect to make contributions into the savings plan. Through December 31, 2006, the Board has not authorized any contributions and has no current plans for future contributions.
Bonus Plan and Trust
In December 2004, certain of the Company’s principal stockholders transferred portions of their shares to fund a stock bonus plan for certain of the Company’s key employees and consultants. These stockholders transferred 2,006,893 shares of common stock, representing approximately 7.7% of the Company’s outstanding shares and 9.8% of their personal holdings, to a trust. The shares are being distributed to these employees and consultants over a four-year period. The award of these fully vested shares related to prior services and the ultimate distribution was pre-determined and not contingent upon continuation of service to the Company or any other future event. The amount of expense recorded related to this transaction was $14,315,000, consisting of a non-cash charge of $13,707,000 for the value of the shares contributed and $608,000 of related payroll costs. The transfer of the shares, which had no effect on the total number of shares outstanding, was treated as a contribution to the capital of the Company.
13. INCOME TAXES
For the period in 2004 through the date of the Millstream merger on August 31, 2004, the Company was treated as a partnership for federal income tax purposes and therefore was not subject to income taxes. Subsequent to the merger date, the Company was subject to income taxes and has accounted for such taxes as prescribed by SFAS No. 109, “Accounting for Income Taxes.”

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred income taxes are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of the existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income for the period that includes the enactment date. A valuation allowance is provided to the extent it is more likely than not that any deferred tax asset may not be realized.
The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2006 and 2005 are presented below (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$10,910	$5,697
Stock-based compensation	5,018	4,639
Allowances for doubtful accounts, claims denials and returns	5,098	6,943
Reserve for costs related to billings in process	144	458
Accrued payroll	539	586
Deferred revenue	—	502
Other	1,193	169

Total deferred tax assets	22,902	18,994
Less valuation allowance	(22,296)	(18,278)

	606	716

Deferred tax liabilities:
Property and equipment	—	(141)
Software development costs	(501)	(435)
Other	(105)	(140)

Total deferred tax liabilities	(606)	(716)

Net deferred taxes	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Because of the Company’s lack of earnings history, the net deferred tax assets have been offset by a full valuation allowance. The increase in the valuation allowance for the year ended December 31, 2006 was $4,018,000.
At December 31, 2006, the Company had net operating loss carryforwards available of approximately $28,993,000. These carryforwards expire through 2026.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004 *
Tax at U.S. statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.5%	3.5%	3.6%
Non-deductible items	(1.1%)	(0.9%)	(0.2%)
Change in valuation allowance	(36.4%)	(36.6%)	(56.5%)
Establishment of deferred tax asset at merger date	—%	—%	19.1%

Income tax expense	—%	—%	—%

* Represents operations subsequent to the date of the Millstream merger on August 31, 2004 through December 31, 2004.
14. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS
Leases and Debt Maturities
The Company leases certain office space, warehouse and distribution space, and equipment under noncancelable operating and capital leases. Significant operating leases include the Company’s corporate offices in Sunrise, Florida, which is scheduled to expire in August 2010 and contains renewal options for two three-year terms and, the lease for the Company’s distribution center in Weston, Florida, which is scheduled to expire in August 2011. Certain of these leases contain rent concessions and payment escalations, in which case rent expense, including the impact of the concessions and/or escalations, is recognized on a straight-line basis over the term of the lease. The Company’s corporate office lease also included approximately $380,000 of leasehold improvement incentives, which have been capitalized and are being amortized, as well as recorded as an adjustment to rent expense, on a straight-line basis over the initial term of the lease.
On February 5, 2007, the Company entered into a lease agreement for certain telecommunications equipment. The lease provides for monthly payments of approximately $60,000 for a period of 36 months and will be accounted for as a capital lease.
Rent expense under all operating leases was approximately $1,750,000, $1,798,000 and $707,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
As described in Note 10, the Company has MHR Notes outstanding in the principal amount of $15,000,000 that bear interest at 7.75% and mature on February 28, 2012. The MHR Notes are convertible by MHR and redeemable by the Company at any time, therefore future payments for interest are subject to the MHR Notes remaining outstanding. Pursuant to the terms of the MHR Notes, the Company expects that it will be required to repay (redeem) approximately $4,700,000 of the principal amount of the MHR Notes in February 2010 and $10,300,000 in 2012. The Company also has outstanding a non-interest bearing promissory note, with a principal amount of $1,500,000, which matures in February 2008 (see Note 5).

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The approximate future minimum lease payments under capital and operating leases and maturities of long-term debt at December 31, 2006 are as follows (in thousands):

	Capital	Operating	Debt
Year Ending December 31,	Leases	Leases	Maturities
2007	$19	$1,387	$—
2008	4	1,328	1,500
2009	—	1,255	—
2010	—	853	4,700
2011	—	212	—
Thereafter	—	—	10,300

	23	$5,035	$16,500

Less: amounts representing interest	6

Net present value of capital lease obligations	$17

Medicare Audit
In January 2007, the Company was notified by a third party Medicare contractor that based solely on its review of 100 Medicare beneficiaries representing 265 services billed between November 2003 and April 2004, it was estimated that the Company had received an extrapolated overpayment of approximately $1,374,000. The Company objected to this assertion and responded by providing additional documentation and explanation of the questioned billings. Thereafter, the third-party contractor reduced the extrapolated overpayment estimate to approximately $500,000. The Company believes that it will be able to further reduce this amount once it is permitted by the applicable governmental regulator to submit further documentation. The Company plans to contest this matter through exhaustion of administrative, or if necessary, judicial remedies. The revised overpayment determination is still preliminary and the Company has not received a demand for repayment of the amount. While the Company continues to respond vigorously to defend the claims that it submitted, which it believes complied with Medicare requirements, the ultimate outcome of this matter is uncertain.
The Company will record a liability for overpayments by Medicare and others when, based on an assessment of the facts and circumstances, repayment is probable and the amount is reasonably estimable. Based on management’s assessment, no liability has been recorded as of December 31, 2006 for the matter discussed above.
Equity Participation Fee
The Company’s revolving credit facility (see Note 9), includes an equity participation fee that is contingent upon the Company’s financial results. The fee will become due on a date determined by the lender, which shall not be later than maturity, but may be earlier if the facility is terminated prior to April 30, 2010. The fee ranges from $250,000 to $625,000, depending upon factors existing as of the date determined by the lender. As of December 31, 2006, the Company had accrued approximately $499,000 related to the equity participation fee as additional interest expense.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Letter of Credit
As of December 31, 2006, the Company is contingently liable under an open standby letter of credit for approximately $300,000 in favor of the landlord of the Company’s leased corporate headquarters.
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

On December 16, 2005, Robert Gregg, who served as the Company’s Chief Operating Officer until October 5, 2005, and the Company entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Gregg resigned from all employment roles that he held at the Company effective December 16, 2005 (the “Separation Date”). The Company provided Mr. Gregg (i) a lump-sum separation payment of $250,000, and (ii) $150,000 in lieu of a 2005 bonus opportunity. Mr. Gregg also received deferred severance compensation in the amount of $250,000 on the seven-month anniversary of the Separation Date and began receiving salary continuation of $500,000 per annum, on the eight-month anniversary of the Separation Date. Salary continuation payments to Mr. Gregg will cease on the twenty-month anniversary of the Separation Date. As of December 31, 2006, approximately $292,000 remains to be paid to Mr. Gregg in 2007.
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

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Notes Payable to Members of NationsHealth Holdings
Prior to the Millstream merger, NationsHealth Holdings had notes payable to its members. These notes, with interest of 12% per annum, were unsecured and originally due on October 30, 2006. Upon consummation of the Millstream merger on August 31, 2004, these notes were repaid in full. The Company incurred interest expense on these notes of approximately $230,000 for the year ended December 31, 2004.
15. SEGMENT INFORMATION
Since inception and into the third quarter of 2005, the Company operated in one line of business and had no reportable segments. Commencing in the fourth quarter of 2005 and as a result of the launch of the Company’s Medicare Part D operations, the Company adjusted its internal reporting structure resulting in two reportable segments: Medical Products (formerly called Pharmacy Products) and Insurance Services (formerly called Medicare Part D). The Medical Products division markets and sells diabetes and other medical supplies and, prior to September 2, 2005, respiratory medications and supplies, primarily to Medicare and managed care beneficiaries. The Medical Products segment consists of two operating divisions: direct-to-consumer, which markets and sells to patients primarily through direct-response advertising, and retail, which marketed and sold to patients through the Company’s retail initiative with Kmart. In March 2007, Kmart informed the Company that they would not be extending the terms of the agreement, which expired by its terms on January 1, 2007. The Company has continued to service these patients at Kmart stores through March 2007. The disposition of this patient base and the resulting impact on the Company’s future operating results has yet to be determined Also, through September 30, 2005, the Medical Products segment offered discount prescription drug cards. Through its Insurance Services segment, the Company provides services to CIGNA and other Medicare prescription drug and managed care providers, in connection with their providing their coverage to Medicare beneficiaries.
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

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenues and segment profit (loss) for the Company’s reportable segments for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Revenue:
Medical Products (1)	$48,771	$77,307
Insurance Services	38,445	10,249

Consolidated revenue	$87,216	$87,556

Segment profit (loss):
Medical Products (2)	$9,520	$5,066
Insurance Services	2,574	(13,440)
Unallocated amounts:
Amortization of customer contract intangible	(3,878)	(646)
Gain on sales of business lines	5,000	15,508
Other corporate expenses	(21,517)	(23,360)

Consolidated loss from operations	$(8,301)	$(16,872)

(1)
Revenue for the Medical Products segment includes net revenue from the Prescription Drug Card Business, which was sold on September 5, 2006 and product sales from the respiratory division that was sold on September 2, 2005 (see Note 6).

(2)	Segment profit for Medical Products for the year ended December 31, 2006 includes a gain of approximately $977,000 related to the settlement of a vendor obligation.
Effective beginning July 1, 2006, the Company changed certain of its expense allocations to its reportable segments. The effect of these changes for the year ended December 31, 2006 was to decrease segment profit by approximately $1,149,000 for the Medical Products segment and by approximately $1,019,000 for the Insurance Services segment. Conversely, unallocated other corporate expenses were decreased by approximately $2,168,000 for the year ended December 31, 2006.
Depreciation and amortization for the years ended December 31, 2006 and 2005 approximated $803,000 and $750,000, respectively, for the Medical Products segment and $596,000 and $83,000, respectively, for Insurance Services segment.
Identifiable assets for the Company’s reportable segments as of December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Medical Products	$7,427	$11,745
Insurance Services	3,442	1,346
Unallocated	19,519	36,768

Consolidated assets	$30,388	$49,859

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. MAJOR SUPPLIERS
The Company purchases medical supplies from certain suppliers that constitute a significant portion of the Company’s purchases for the years ended December 31, 2006, 2005 and 2004. The major suppliers were as follows ($ in thousands):

	Percentage	Amount
	of	of
	Purchases	Purchases
Year Ended December 31, 2006
Supplier A	25%	$3,964
Supplier D	24%	3,931
Supplier F	20%	3,137
Supplier B	12%	2,000
Supplier C	10%	1,679

	91%	$14,711

Year Ended December 31, 2005
Supplier A	32%	$8,815
Supplier D	21%	5,646
Supplier E	10%	2,830

	63%	$17,291

Year Ended December 31, 2004
Supplier A	39%	$9,642
Supplier D	15%	3,794

	54%	$13,436

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	March 31	June 30		September 30		December 31
	(in thousands)
2006
Revenue	$25,015	$19,616		$19,796		$22,789
Gross profit	649	10,536		13,133		12,137
Net (loss) income	(13,530)	(4,997	)(1)	6,020	(2)	1,229	(3)
(Loss) earnings per share — basic and diluted *	$(0.49)	$(0.18)		$0.22		$0.04
2005
Revenue	$18,992	$22,151		$21,263		$25,150
Gross profit (loss)	12,066	13,666		11,915		(1,999)
Net (loss) income	(8,274)	(5,400)		11,792	(4)	(17,937	)(5)
(Loss) earnings per share — basic	$(0.32)	$(0.21)		$0.45		$(0.67)
(Loss) earnings per share — diluted *	$(0.32)	$(0.21)		$0.40		$(0.67)
* The sum of the quarterly earnings (loss) per share amounts differs from the amounts reflected in the accompanying consolidated statements of operations due to rounding for 2006 and the inclusion of common stock equivalent shares for the quarter ended September 30, 2005.

(1)
Results for the quarter ended June 30, 2006 reflect an impairment charge of approximately $733,000 to write down the investment in the Company’s joint venture to its estimated net realizable value as of June 30, 2006 (see Note 5) and a gain of approximately $1,688,000 from a vendor settlement related to amounts that had been accrued in a prior quarter.

(2)
Results for the quarter ended September 30, 2006 reflect a gain of approximately $5,000,000 related to the sale of the Company’s Discount Prescription Drug Card Business (see Note 6), a gain of approximately $977,000 from the termination of a distribution agreement with a vendor and an additional impairment charge of approximately $559,000 to write down the investment in the Company’s joint venture to its estimated net realizable value as of September 30, 2006 (see Note 5).

(3)
Results for the quarter ended December 31, 2006 reflect approximately $475,000 of expense related to executive severance and the reversal of approximately $800,000 related to year-end bonus amounts that had been accrued in prior quarters.

(4)	Results for the quarter ended September 30, 2005 reflect a gain of approximately $15,508,000 related to the sale of the Company’s respiratory division (see Note 6).

(5)	Results for the quarter ended December 31, 2005 reflect expenses of approximately $3,430,000 related to year-end bonuses and approximately $1,274,000 related to executive severance.

NATIONSHEALTH, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged
		(Credited)				Balance
	Balance at	to Costs	Charged			at End
	Beginning of	and	to Other			of
Year ended December 31:	Period	Expenses	Accounts		Deductions	Period
2006
Deducted from asset accounts:
Allowances for doubtful accounts and claim denials	$17,525	$3,625	$1,323	(a)	$(10,022)	$12,451
Allowances for costs related to billings in process	1,217	(280)	—		(554)	383
Valuation allowance for deferred tax assets	18,278	—	4,018		—	22,296
Reserves:
Reserve for sales returns	1,333	—	887	(b)	(637)	1,583
2005
Deducted from asset accounts:
Allowances for doubtful accounts and claim denials	$10,985	$7,575	$549	(a)	$(1,584)	$17,525
Allowances for costs related to billings in process	1,606	1,663	—		(2,052)	1,217
Valuation allowance for deferred tax assets	10,993	—	7,285		—	18,278
Reserves:
Reserve for sales returns	1,610	—	1,537	(b)	(1,814)	1,333
2004
Deducted from asset accounts:
Allowances for doubtful accounts and claim denials	$3,409	$12,228	$—		$(4,652)	$10,985
Allowances for costs related to billings in process	183	2,272	—		(849)	1,606
Valuation allowance for deferred tax assets	2,192	—	8,801		—	10,993
Reserves:
Reserve for sales returns	118	—	2,220	(b)	(728)	1,610

(a)	Allowances for claim denials and other sales allowances netted against revenue.

(b)	Allowances for sales returns netted against revenue.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Certain information concerning executive officers required by this item is contained in the discussion “Executive Officers of the Registrant,” in Part I herein. Except for the information set forth below in this item and as referenced in the preceding sentence, the information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.
Code of Ethics
Our Code of Business Conduct and Ethics, which covers all employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, is available on our website at www.nationshealth.com in the Investor Relations section, under Corporate Governance.
Item 11. Executive Compensation.
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except for the information set forth below in this item, the information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the common stock that may be issued under our existing equity compensation plans as of December 31, 2006.

		Weighted-average	Number of securities remaining
	Number of securities to	exercise price of	available for future issuance under
	be issued upon exercise	outstanding	equity compensation plans
	of outstanding options,	options, warrants	(excluding securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,370,507	$5.67	1,588,550
Equity compensation plans not approved by security holders	—	—	—

Total	1,370,507	$5.67	1,588,550

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.
Item 14. Principal Accountant Fees and Services.
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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
3. Exhibits
The exhibits on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2007.

NATIONSHEALTH, INC.
By:	/s/ Glenn M. Parker
Glenn M. Parker, M.D.
Chief Executive Officer

Date: March 30, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date

/s/ Glenn M. Parker	Chief Executive Officer and Director	March 30, 2007

Glenn M. Parker	(Principal Executive Officer)

/s/ Timothy Fairbanks	Chief Financial Officer and Director	March 30, 2007

Timothy Fairbanks	(Principal Financial Officer)

/s/ Bryan Happ	Chief Accounting Officer	March 30, 2007

Bryan Happ	(Principal Accounting Officer)

/s/ Arthur R. Spector	Chairman of the Board of Directors	March 30, 2007

Arthur R. Spector

/s/ Lewis P. Stone	Director, President and Chief	March 30, 2007

Lewis P. Stone	Information Officer

/s/ Elliot F. Hahn	Director	March 30, 2007

Elliot F. Hahn, Ph.D.

/s/Gary D. Small	Director	March 30, 2007

Gary D. Small

/s/ Raymond N. Steinman	Director	March 30, 2007

Raymond N. Steinman

/s/ Michael D. Tabris	Director	March 30, 2007

Michael D. Tabris

/s/ Mark H. Rachesky	Director	March 30, 2007

Mark H. Rachesky, M.D.

/s/ Don K. Rice	Director	March 30, 2007

Don K. Rice

/s/ Richard R. Howard	Director	March 30, 2007

Richard R. Howard

/s/ George F. Raymond	Director	March 30, 2007

George F. Raymond

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger dated as of August 10, 2004 among Millstream Acquisition Corporation, N Merger L.L.C. and NationsHealth Holdings, L.L.C. Filed as Annex A to the Company’s Definitive Proxy Statement (File No. 000-50348) filed August 13, 2004 and incorporated herein by reference.

2.2	Amended and Restated Asset Purchase Agreement, dated September 3, 2005, by and between Lincare Inc., Med 4 Home Inc., United States Pharmaceutical Group, LLC and NationsHealth, Inc. Certain schedules referenced in the Amended and Restated Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request. Filed as Exhibit 2.1 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

3.1	Second Restated Certificate of Incorporation of Millstream Acquisition Corporation. Filed as Exhibit 3.3 to the Company’s Form 8-A12G/A (File No. 000-50348) filed September 8, 2004 and incorporated herein by reference.

3.2	By-Laws of NationsHealth, Inc., as amended and restated on August 31, 2004. Filed as Exhibit 3.4 to the Company’s Form 8-A12G/A (File No. 000-50348) filed September 8, 2004 and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-105388), as amended, originally filed on May 19, 2003 and incorporated herein by reference.

4.2	Specimen Warrant Certificate. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-105388), as amended, originally filed on May 19, 2003 and incorporated herein by reference.

4.3	Form of Unit Purchase Option granted to Representative. Filed as Exhibit 4.3 to the Company’s Form S-1 (File No. 333-105388), as amended, originally filed on May 19, 2003 and incorporated herein by reference.

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. Filed as Exhibit 4.4 to the Company’s Form S-1 (File No. 333-105388), as amended, originally filed on May 19, 2003 and incorporated herein by reference.

4.5	Specimen Unit Certificate. Filed as Exhibit 4.5 to the Company’s Form S-1 (File No. 333-105388), as amended, originally filed on May 19, 2003 and incorporated herein by reference.

4.6	7 3/4% Secured Convertible Note issued by NationsHealth, Inc. to MHR Capital Partners (100) LP dated February 28, 2005. Filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

4.7	7 3/4% Secured Convertible Note issued by NationsHealth, Inc. to MHR Capital Partners LP dated February 28, 2005. Filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

Exhibit No.	Description
4.8	7 3/4% Secured Convertible Note issued by NationsHealth, Inc. to OTQ LLC dated February 28, 2005. Filed as Exhibit 4.3 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

4.9	Warrant Agreement, dated as of May 4, 2005, by and between NationsHealth, Inc. and Connecticut General Life Insurance Company. Filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 000-50348) filed May 11, 2005 and incorporated herein by reference.

4.10	Warrant Clarification Agreement, dated March 28, 2007, to the Warrant Agreement, dated as of August 25, 2003, by and between NationsHealth, Inc. and Continental Stock Transfer & Trust Company. +

4.11	Unit Purchase Option Clarification Agreement, dated March 28, 2007, to the Unit Purchase Option, dated as of August 25, 2003 issued by NationsHealth, Inc. to EarlybirdCapital, Inc. +

10.1*	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Glenn M. Parker, M.D. Filed as Exhibit 5.02(d) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.2*	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Robert Gregg. Filed as Exhibit 5.02(e) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.3*	Employment Agreement made as of March 9, 2004, by and between Millstream Acquisition Corporation and Lewis Stone. Filed as Exhibit 5.02(f) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.4*	Employment Agreement made as of April 15, 2005, by and between NationsHealth, Inc. and Gregory J. Couto. Filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-50348) filed April 21, 2005 and incorporated herein by reference.

10.5*	Employment Agreement made as of April 15, 2005, by and between NationsHealth, Inc. and Tracy M. Schmidt, Esq. Filed as Exhibit 99.2 to the Company’s Form 8-K (File No. 000-50348) filed April 21, 2005 and incorporated herein by reference.

10.6*	Employment Agreement made as of April 15, 2005, by and between NationsHealth, Inc. and Tim Fairbanks. Filed as Exhibit 99.3 to the Company’s Form 8-K (File No. 000-50348) filed April 21, 2005 and incorporated herein by reference.

10.7*	Employment Agreement made as of February 3, 2006, by and between NationsHealth, Inc. and Robert E. Tremain. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed February 9, 2006 and incorporated herein by reference.

10.8	Indemnification and Escrow Agreement, dated as of August 30, 2004, among Millstream Acquisition Corporation, Continental Stock Transfer & Trust Company, as Escrow, RGGPLS Holding, Inc., and Arthur Spector. Filed as Exhibit 5.02(g) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.9	Lease Agreement with Liberty Property Limited Partnership dated December 23, 2002, for the property located at 13650 N.W. 8th Street, Sunrise, Florida. Filed as Exhibit 10.5 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.10	Assignment of Lease Agreement with Liberty Property Limited Partnership for the property located at 13650 N.W. 8th Street, Sunrise, Florida, dated February 19, 2004. Filed as Exhibit 10.6 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.11	Lease Agreement with Liberty Property Limited Partnership dated February 9, 2004, for the property located at 13630 N.W. 8th Street, Sunrise, Florida. Filed as Exhibit 10.7 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.12	Assignment of Lease Agreement with Liberty Property Limited Partnership for the property located at 13630 N.W. 8th Street, Sunrise, Florida, dated February 19, 2004. Filed as Exhibit 10.8 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

Exhibit No.	Description
10.13	Sublease Agreement with D & K Healthcare Resources Inc. dated May 19, 2004, for the premises located at 2955 West Corporate Lakes Boulevard, Weston, Florida. Filed as Exhibit 10.9 to the Company’s Form 10-KSB (File No. 000-50348) filed March 25, 2005 and incorporated herein by reference.

10.14	First Amendment of Sublease Agreement with D & K Healthcare Resources Inc. for the premises located at 2955 West Corporate Lakes Boulevard, Weston, Florida, dated May 1, 2006. Filed as Exhibit 10.3 to the Company’s Form 10-Q (File No. 000-50348) filed August 14, 2006 and incorporated herein by reference.

10.15	Sublease Agreement with Asset Management Outsourcing, Inc. dated August 3, 2005, for the property located at 7067C West Broward Boulevard Plantation, Florida 33317. Filed as Exhibit 10.8 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

10.16	Industrial Lease Agreement between Industrial Property Fund III, L.P. as Landlord, and NationsHealth, Inc. and United States Pharmaceutical Group, L.L.C. collectively, as Tenant, commencing on September 4, 2006. Filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 000-50348) filed November 13, 2006 and incorporated herein by reference.

10.17	Property Lease between Orange Blossom Investments, LLC, and NationsHealth, Inc., dated October 13, 2006. Filed as Exhibit 10.10 to the Company’s Form 10-Q (File No. 000-50348) filed November 13, 2006 and incorporated herein by reference.

10.18	Lease Agreement between NationsHealth, Inc., as Lessee, and Farnam Street Financial, Inc., as Lessor, dated February 5, 2007. Filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-50348) filed February 9, 2007 and incorporated herein by reference.

10.19*	NationsHealth, Inc. 2005 Long-Term Incentive Plan effective as of April 25, 2005. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed June 17, 2005 and incorporated herein by reference.

10.20*	RGGPLS Holding, Inc. Stock Bonus Plan & Trust effective December 30, 2004. Filed as Exhibit 10.1 to the Company’s Form S-8 (File No. 333-126197) filed June 28, 2005 and incorporated herein by reference.

10.21*	Amendment No. 1 to RGGPLS Holding, Inc. Stock Bonus Plan & Trust effective February 28, 2005. Filed as Exhibit 10.2 to the Company’s Form S-8 (File No. 333-126197) filed June 28, 2005 and incorporated herein by reference.

10.22*	NationsHealth, Inc. 2004 Incentive Stock Plan, dated August 30, 2004. Filed as Annex I to the Company’s Schedule 14A (File No. 000-50348) filed August 13, 2004 and incorporated herein by reference.

10.23	Second Amended and Restated Revolving Credit and Security Agreement among NationsHealth, Inc., United States Pharmaceutical Group, L.L.C., NationsHealth Holdings, L.L.C. and CapitalSource Finance LLC dated as of March 21, 2006. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed March 27, 2006 and incorporated herein by reference.

10.24	First Amendment to Second Amended and Restated Revolving Credit and Security Agreement dated August 11, 2006, by and between CapitalSource Finance LLC, United States Pharmaceutical Group, L.L.C., NationsHealth Holdings, L.L.C. and NationsHealth, Inc. Filed as Exhibit 10.7 to the Company’s Form 10-Q (File No. 000-50348) filed November 13, 2006 and incorporated herein by reference.

Exhibit No.	Description
10.25	Waiver, Consent and Second Amendment to Second Amended and Restated Revolving Credit and Security Agreement dated September 27, 2006, by and between CapitalSource Finance LLC, United States Pharmaceutical Group, L.L.C., NationsHealth Holdings, L.L.C. and NationsHealth, Inc. Filed as Exhibit 10.8 to the Company’s Form 10-Q (File No. 000-50348) filed November 13, 2006 and incorporated herein by reference.

10.26	Third Amendment to Second Amended and Restated Revolving Credit and Security Agreement dated October 2, 2006, by and between CapitalSource Finance LLC, United States Pharmaceutical Group, L.L.C., NationsHealth Holdings, L.L.C. and NationsHealth, Inc. Filed as Exhibit 10.9 to the Company’s Form 10-Q (File No. 000-50348) filed November 13, 2006 and incorporated herein by reference.

10.27**	Amended and Restated Preferred Vendor Agreement by and among Connecticut General Life Insurance Company, United States Pharmaceutical Group, L.L.C. and NationsHealth, Inc., dated as of May 26, 2006. Filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 000-50348) filed August 14, 2006 and incorporated herein by reference.

10.28**	Limited Liability Company Agreement of NationsHealth Specialty Rx, LLC, dated August 3, 2005, by and between US Bioservices Corporation and NationsHealth, Inc. Filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

10.29	Agreement to Dissolve Limited Liability Company and Promissory Note, dated as of September 27, 2006, between NationsHealth, Inc. and US Bioservices Corporation. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed October 3, 2006 and incorporated herein by reference.

10.30*	Amendment to the Employment Agreement Between NationsHealth, Inc. and Robert E. Tremain dated as of March 8, 2006. Filed as Exhibit 10.25 to the Company’s Form 10-K (File No. 000-50348) filed March 31, 2006 and incorporated herein by reference.

10.31*	Amendment to the Employment Agreement Between NationsHealth, Inc. and Robert E. Tremain dated as of June 14, 2006. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed June 14, 2006 and incorporated herein by reference.

10.32*	Amendment to the Employment Agreement Between NationsHealth, Inc. and Robert E. Tremain dated as of October 5, 2006. Filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 000-50348) filed November 13, 2006 and incorporated herein by reference.

10.33*	Separation Agreement and General Release dated December 16, 2005, between Robert Gregg and NationsHealth, Inc. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed December 22, 2005 and incorporated herein by reference.

10.34*	Separation Agreement and Waiver and General Release of Claims dated June 30, 2006, between NationsHealth, Inc. and Tracy M. Schmidt, Esq. Filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-50348) filed August 14, 2006 and incorporated herein by reference.

10.35*	Separation Agreement and General Release dated October 5, 2006, between NationsHealth, Inc. and Gregory Couto. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed October 16, 2006 and incorporated herein by reference.

10.36*	Separation Agreement and General Release dated November 20, 2006, between NationsHealth, Inc. and Robert E. Tremain. Filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-50348) filed November 28, 2006 and incorporated herein by reference.

10. 37	Stockholders Agreement, dated as of March 9, 2004, as amended on June 2, 2004, among Millstream Acquisition Corporation, RGGPLS Holding, Inc. and GRS Holdings, L.L.C. Filed as Annex E to the Company’s Schedule 14A (File No. 000-50348) filed August 13, 2004 and incorporated herein by reference.

Exhibit No.	Description
10.38	Registration Rights Agreement, dated as of March 9, 2004, as amended on June 2, 2004, by and among Millstream Acquisition Corporation, RGGPLS Holding, Inc., GRH Holdings, L.L.C., and Becton, Dickinson and Company. Filed as Annex F to the Company’s Schedule 14A (File No. 000-50348) filed August 13, 2004 and incorporated herein by reference.

10.39	Amended and Restated Governance Agreement, dated as of August 10, 2004, among Millstream Acquisition Corporation, RGGPLS Holding, Inc., and Arthur Spector. Filed as Exhibit 5.02(a) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.40*	Form of Stock Option Agreement under the NationsHealth, Inc. 2004 Stock Option Plan. Filed as Exhibit 10.12 to the Company’s Form 10-QSB (File No. 000-50348) filed November 10, 2004 and incorporated herein by reference.

10.41	Securities Purchase Agreement, dated as of May 4, 2005, by and between NationsHealth, Inc. and Connecticut General Life Insurance Company. Filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 000-50348) filed May 11, 2005 and incorporated herein by reference.

10.42	Stock Purchase Agreement, dated August 18, 2005, by and between NationsHealth, Inc. and US Bioservices Corporation. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed August 24, 2005 and incorporated herein by reference.

10.43	Registration Rights Agreement, dated August 18, 2005, by and between NationsHealth, Inc. and US Bioservices Corporation. Filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 000-50348) filed August 24, 2005 and incorporated herein by reference.

10.44	Registration Rights Agreement, dated as of November 4, 2005, by and among NationsHealth, Inc. and the Holders of Registrable Securities. Filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 000-50348) filed November 10, 2005 and incorporated herein by reference.

10.45*	Form of Stock Option Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan. Filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

10.46*	Form of Restricted Stock Unit Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan. Filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

10.47*	Form of Restricted Stock Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan. Filed as Exhibit 10.6 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

10.48*	Form of Stock Appreciation Right Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan. Filed as Exhibit 10.7 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

10.49	Investment Unit Purchase Agreement, dated February 28, 2005, by and among NationsHealth, Inc., NationsHealth Holdings, L.L.C., United States Pharmaceutical Group, L.L.C., MHR Capital Partners LP, OTQ LLC and MHR Capital Partners (100) LP. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

10.50	Senior Subordination Agreement, dated as of February 28, 2005, by MHR Capital Partners LP, MHR Capital Partners (100) LP and OTQ LLC, MHR Capital Partners LP in its capacity as collateral agent, in favor of CapitalSource Finance LLC, and for certain purposes RGGPLS Holding, Inc. Filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

10.51	Registration Rights Agreement, dated February 28, 2005, between NationsHealth, Inc. and the parties specified on the signature pages thereof. Filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

Exhibit No.	Description
10.52	Stockholders Agreement, dated February 28, 2005, by and among NationsHealth, Inc., RGGPLS Holding, Inc., GRH Holdings, L.L.C, MHR Capital Partners LP, OTQ LLC and MHR Capital Partners (100) LP. Filed as Exhibit 10.5 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

10.53	Consent and Waiver, dated as of February 28, 2005, among NationsHealth, Inc. and the stockholders of NationsHealth, Inc. named on the signature pages thereto. Filed as Exhibit 10.6 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

10.54	Asset Purchase Agreement, dated as of September 5, 2006, by and among NationsHealth, Inc., United States Pharmaceutical Group, L.L.C. and HealthTran LLC. Filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-50348) filed September 6, 2006 and incorporated herein by reference.

10.55	Agreement of Termination, dated as of September 13, 2006, by and among NationsHealth, Inc., United States Pharmaceutical Group, L.L.C. and Becton, Dickinson and Company. Filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-50348) filed September 13, 2006 and incorporated herein by reference.

21	Subsidiaries of the Registrant.+

23.1	Consent of Ernst & Young LLP.+

23.2	Consent of Rachlin Cohen & Holtz LLP.+

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.≠
* Management contract or compensatory plan or arrangement.
** Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
+ Filed herewith.
≠ Furnished herewith.