Form 10-Q
period 2007-03-31
NationsHealth, Inc.
filed 2007-05-15
CIK 1233426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 000-50348
NATIONSHEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1688360

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13630 N.W. 8th Street, Suite 210, Sunrise, Florida	33325

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 10, 2007, 28,927,760 shares of the registrant’s voting common stock were outstanding.

NATIONSHEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,393	$4,224
Accounts receivable, net of allowances of $13,219 and $12,451, respectively	8,044	6,075
Inventory	1,384	1,636
Costs related to billings in process, net	533	565
Prepaid expenses and other current assets	769	748

Total current assets	13,123	13,248
Property and equipment, net	4,123	3,557
Customer contract intangible, net	10,663	11,632
Other assets, net	2,021	1,951

Total assets	$29,930	$30,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,325	$3,026
Accrued expenses	7,467	9,069
Promissory note payable, net	1,364	—
Line of credit	2,500	2,500

Total current liabilities	15,656	14,595

Long-Term Liabilities:
Convertible notes, related party, net	6,639	6,316
Promissory note payable, net	—	1,328
Other long-term liabilities	1,103	782

Total long-term liabilities	7,742	8,426

Stockholders’ Equity:
Common stock	3	3
Additional paid-in capital	71,169	70,816
Accumulated deficit	(64,640)	(63,452)

Total stockholders’ equity	6,532	7,367

Total liabilities and stockholders’ equity	$29,930	$30,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2007	2006
Revenue:
Net product sales	$11,074	$10,854
Prescription drug card revenue	—	1,973
Service revenue	7,678	12,188

	18,752	25,015

Cost of product sales	4,398	5,284
Cost of services	3,735	19,082

Gross Profit	10,619	649

Operating Expenses:
Patient acquisition and related costs	736	1,081
Patient service and fulfillment	2,227	2,444
General and administrative	5,871	7,842
Provision for doubtful accounts	735	856
Depreciation and amortization	407	344
Amortization of customer contract intangible	969	969

	10,945	13,536

Loss from Operations	(326)	(12,887)

Other Income (Expense):
Interest expense, related party	(650)	(591)
Other interest expense, net	(212)	(52)

	(862)	(643)

Net Loss	$(1,188)	$(13,530)

Loss per share – basic and diluted	$(0.04)	$(0.49)

Weighted average shares outstanding – basic and diluted	28,043	27,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(1,188)	$(13,530)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Provision for doubtful accounts	735	856
Provision for sales allowances and returns	326	679
Reserve for (recovery of) costs related to billings in process	8	(102)
Depreciation and amortization	572	458
Amortization of note discount	359	264
Amortization of deferred loan costs and other non-cash interest charges, net	70	67
Amortization of customer contract intangible	969	969
Stock-based compensation	353	543
Other non-cash charges	—	400
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,892)	(2,399)
Inventory	253	118
Costs related to billings in process	25	133
Prepaid expenses and other assets	(187)	265
Increase (decrease) in:
Accounts payable and accrued expenses	(923)	137
Deferred revenue	—	658

Net cash and cash equivalents used in operating activities	(1,520)	(10,484)

Cash Flows from Investing Activities:
Maturity (purchase) of available for sale investments, net	—	(1,496)
Acquisition of property and equipment	(258)	(540)

Net cash and cash equivalents used in investing activities	(258)	(2,036)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants	—	1,999
Proceeds from exercise of stock options	—	17
Principal payments under capital lease obligations	(53)	(32)

Net cash and cash equivalents (used in ) provided by financing activities	(53)	1,984

Net Decrease in Cash and Cash Equivalents	(1,831)	(10,536)
Cash and Cash Equivalents, Beginning of Period	4,224	13,971

Cash and Cash Equivalents, End of Period	$2,393	$3,435

Non-cash Investing and Financing Activities:

Property and equipment acquired under capital leases	$847	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of NationsHealth, Inc. (the “Company” or “NationsHealth”) and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 that was filed with the SEC on March 30, 2007. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of annual results.
2. REVENUE RECOGNITION
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
Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third party payors, such as traditional indemnity insurance companies. Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to other third party payors or directly to patients. Amounts due from patients represent a disproportionately higher amount of the provision for doubtful accounts. Revenue received directly from Medicare, which relates to the Company’s Medical Products segment, represented approximately 41% and 37% of total revenue for the three months ended March 31, 2007 and 2006, respectively.
Prior to October 1, 2005, the Company provided individuals with discount prescription drug cards, which were accepted at over 50,000 pharmacies nationwide (the “Discount Prescription Drug Card Business”). Each time a cardholder saved money using one of these cards, the Company received a fee ranging from $0.70 to $1.30 per transaction. Revenue was recognized in the period the transaction occurred. Additionally, the Company earned manufacturer rebates when cardholders purchased certain drugs using the card. Revenue from manufacturer rebates was recognized when earned and the amount fixed and determinable. These rebates, which amounted to approximately $105,000 for the three months ended March 31, 2006, are included in prescription drug card revenue in the accompanying condensed consolidated statements of operations. On September 5, 2006, the Company sold the Discount Prescription Drug Card Business (see Note 3). Accordingly, the Company recognized no revenue from the Discount Prescription Drug Card Business for the three months ended March 31, 2007.

Revenue related to the Company’s Insurance Services segment is recognized when earned as the services are performed and is presented in the accompanying condensed consolidated statements of operations as service revenue. The direct costs of providing contracted services, including advertising, marketing and creative services, performed on behalf of these clients, are shown as cost of services in arriving at gross profit. Revenue from Connecticut General Life Insurance Company (“CIGNA”), which is included in the Company’s Insurance Services segment, represented approximately 35% and 49% of total revenue for the three months ended March 31, 2007 and 2006, respectively.
3. SALE OF PRESCRIPTION DRUG CARD BUSINESS
On September 5, 2006, the Company sold its Discount Prescription Drug Card Business to HealthTran LLC (“HealthTran”) for $6,000,000 in cash (the “Purchase Price”). The Purchase Price is subject to a potential downward adjustment, of up to $1,000,000, based on the volume of claims processed by HealthTran related to the Discount Prescription Drug Card Business through September 5, 2007. Pursuant to the transaction, the Company recorded a current liability of $1,000,000 related to the potential Purchase Price adjustment, which is included in accrued expenses in the accompanying condensed consolidated balance sheets at December 31, 2006 and March 31, 2007.
4. CREDIT FACILITY
The Company entered into a revolving credit agreement in April 2004, which was subsequently amended and restated from time to time through November 2005 to add additional over-advance borrowing capability and adjust the financial covenants to account for the Company’s actual and projected financial results.
On March 21, 2006, the revolving credit agreement was amended and restated to, among other things, eliminate the over-advance borrowing capability, adjust the financial covenants to reflect the Company’s actual and projected financial results, provide the Company with the ability to prepay and terminate the credit facility at any time upon sixty days notice with the payment of certain early termination fees, and extend the maturity date to April 30, 2010. On August 11, 2006, the revolving credit agreement was amended again to adjust the financial covenants to account for the Company’s actual and projected financial results. As of March 31, 2007, the Company was in compliance with all applicable financial covenants under the agreement.
Under the agreement, as amended and restated, the available funding is limited by a borrowing base, which is comprised of a percentage of eligible accounts receivable and inventory, as defined, up to a maximum of $10,000,000. The credit agreement requires the Company to maintain a lock-box arrangement, whereby amounts received into the lock-box are applied to reduce the revolving credit facility outstanding, and contains certain subjective acceleration clauses in the event of a material adverse event, as defined. Borrowings under the credit agreement are classified as current liabilities in the Company’s balance sheet in accordance with the provisions set forth in Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”
The revolving line bears interest monthly at the higher of prime plus 2.5% or 6.5%, plus certain additional fees and charges. As of March 31, 2007, the rate under the facility was 10.75%. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA, as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum liquidity, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of March 31, 2007, the outstanding balance under the line of credit was $2,500,000, and the unused portion available thereunder was approximately $2,155,000.

On April 11, 2007, the Company entered into a Third Amended and Restated Revolving Credit, Term Loan and Security Agreement with the lender (the “Third Amended and Restated Credit Agreement”). The Third Amended and Restated Credit Agreement retained the existing $10,000,000 revolving credit facility and existing maturity date of the overall credit facility of April 30, 2010, and added a $7,000,000 multi-draw term loan (the “Term Loan”) to the credit facility. On April 11, 2007, $1,500,000 of proceeds from the Term Loan were funded into a restricted deposit account to serve as collateral for the facility as required under the Third Amended and Restated Credit Agreement. The remainder of the Term Loan is restricted in use to finance the acquisition of providers of diabetic supplies and is to be drawn upon from time to time for such purposes. Interest on the outstanding principal balance of the Term Loan is payable monthly at an annual rate of prime plus 1.0%. Payment of the principal balance outstanding under the Term Loan is to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008. The Third Amended and Restated Credit Agreement also adjusted the financial covenants of the credit facility and added a covenant related to the Company’s diabetic patient count.
In connection with the Third Amended and Restated Credit Agreement, on April 11, 2007, the Company entered into a Second Amended and Restated Equity Participation Fee Agreement with the lender. Pursuant to this agreement, the Company has agreed to pay a fixed equity participation fee of $1,375,000 at the maturity date or on earlier termination of the credit facility. Prior to the Second Amended and Restated Equity Participation Fee Agreement, the due date of the equity participation fee was determined at the discretion of the lender, but not later than April 30, 2010, and the amount was variable with a range from $250,000 to $625,000, depending upon factors existing as of the lender selected due date. As of March 31, 2007, the Company had accrued approximately $500,000 related to the equity participation fee as additional interest expense.
5. CONVERTIBLE NOTES
On February 28, 2005, the Company closed a private placement transaction with MHR Capital Partners LP and two of its affiliates (collectively, the “Holders”). For an aggregate purchase price of $15,000,000, the Holders received $15,000,000 principal value in secured convertible notes (the “Notes”) and 1,785,714 shares of the Company’s common stock, which were transferred to the Holders by certain principal stockholders of the Company. In combination with their prior holdings, this transaction resulted in the Holders owning more than 10% of the Company’s common stock. Furthermore, pursuant to a stockholders agreement between the Holders and stockholders of the Company holding a majority of the outstanding voting interest, Dr. Mark H. Rachesky was elected to the Company’s Board of Directors on October 20, 2005. As a result, the Notes and related activity and amounts have been presented as related party transactions in the accompanying condensed consolidated financial statements
The Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%, payable monthly. The Notes are secured by substantially all the Company’s assets, but are subordinated to the credit facility (see Note 4). The Notes may be subordinated to future indebtedness not to exceed $20,000,000 in the aggregate, or, if the Company achieves certain performance criteria, $25,000,000. The Holders may convert the Notes into shares of the Company’s common stock at a conversion price of $6.56 per share, subject to certain anti-dilution provisions. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by the Company. Through March 31, 2007, no events have occurred that would trigger adjustments for anti-dilution.
The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction. If Notes are redeemed at the option of the Company, other than upon a change of control transaction, the Holders may elect to receive either (i) the principal and unpaid interest (the “Par Redemption Price”) plus warrants with the exercise price and for the number of shares for which the Notes would have been convertible into immediately prior to such redemption, or (ii) 110% of the principal amount of the Notes plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price. Through March 31, 2007, no events have occurred that would trigger any of these rights.

Beginning on February 28, 2010, the Company may be required by the Holders to redeem a portion of the Notes at the Par Redemption Price and the Holders shall have a right (the “Tax Put Right”) to require the Company to purchase from the Holders, at market price, up to $5,000,000 of the Company’s common stock to satisfy the Holders income tax liability resulting from the redemption. Furthermore, if the amount received by the Holders is still insufficient to pay the income taxes relating to the redemption, the Company shall use commercially reasonable efforts to file a registration statement for the Holders of the Notes, failing which the holders of the Notes shall have an additional Tax Put Right in the amount of up to $2,500,000 in the aggregate for all such redemptions. The Company expects that in February 2010, approximately $4,700,000 of the principal amount of the Notes will be redeemed.
The Company allocated the $15,000,000 in proceeds from issuance of the Notes based upon the relative fair values attributed to the Notes and the 1,785,714 shares of common stock. The amount allocated to the shares of common stock was recorded as a discount on the Notes. An additional discount was calculated for the beneficial conversion feature of the Notes represented by the difference between the fair value per share at the date of the transaction and the effective conversion rate. The discount on the Notes is being amortized to interest expense over the life of the Notes based on the effective interest method.
6. COMMITMENTS AND CONTINGENCIES
Capital Lease
On February 5, 2007, the Company entered into a lease agreement for certain telecommunications equipment. The lease, which provides for monthly payments of approximately $60,000 for a period of 36 months, is being accounted for as a capital lease.
Employment Separation Agreement
On December 16, 2005, Robert Gregg, who served as the Company’s Chief Operating Officer until October 5, 2005, and the Company entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Gregg resigned from all employment roles that he held at the Company effective December 16, 2005 (the “Separation Date”). The Company provided Mr. Gregg (i) a lump-sum separation payment of $250,000, and (ii) $150,000 in lieu of a 2005 bonus opportunity. Mr. Gregg also received deferred severance compensation in the amount of $250,000 on the seven-month anniversary of the Separation Date and began receiving salary continuation of $500,000 per annum, on the eight-month anniversary of the Separation Date. Salary continuation payments to Mr. Gregg will cease on the twenty-month anniversary of the Separation Date. As of March 31, 2007, approximately $167,000 remains to be paid to Mr. Gregg in 2007.
The Separation Agreement also affirmed Mr. Gregg’s ability to exercise his right (the “Put Right”) under his employment agreement to request that the Company arrange for the purchase of up to $3,000,000 worth of the Company’s common stock from Mr. Gregg. Mr. Gregg currently has the right to require the Company to purchase up to $3,000,000 worth of his common stock for cash, provided that the Company is not required to purchase more than $1,500,000 worth of such common stock in any calendar year. Under certain circumstances, the Company may pay such amounts over a period of up to three years. In lieu of a cash payment, the Company has the option to register such common stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended (the “Act”) or to arrange for the sale of such common stock pursuant to an exemption from the registration requirements under the Act. On April 4, 2007, Mr. Gregg exercised his Put Right to require the Company to purchase $750,000 of his common stock, representing 500,000 shares based on the closing price of $1.50 per share on the trading day prior to the put notice. The Company has elected to cause the shares to be sold, as promptly as is reasonably practicable, pursuant to a registration statement under the Act, or pursuant to an exemption from the registration requirements of the Act. To the extent that the put shares are sold at a price less than the price on the date of the put, the Company will be required to make a cash payment to Mr. Gregg for the difference.

Medicare Audit
In January 2007, the Company was notified by a third party Medicare contractor that based solely on its review of 100 Medicare beneficiaries representing 265 services billed between November 2003 and April 2004, it was estimated that the Company had received an extrapolated overpayment of approximately $1,374,000. The Company objected to this assertion and responded by providing additional documentation and explanation of the questioned billings. Thereafter, the third-party contractor reduced the extrapolated overpayment estimate to approximately $500,000, and on May 1, 2007, the Company received a demand letter for repayment of this amount. The Company plans to contest this matter through exhaustion of administrative, or if necessary, judicial remedies, and believes that it will be able to further reduce this amount once it submits further documentation. While the Company continues to respond vigorously to defend the claims that it submitted, which it believes complied with Medicare requirements, the ultimate outcome of this matter is uncertain.
The Company will record a liability for overpayments by Medicare and others when, based on an assessment of the facts and circumstances, repayment is probable and the amount is reasonably estimable. Based on management’s assessment, no liability has been recorded as of March 31, 2007 for the matter discussed above.
7. SEGMENT INFORMATION
The Company operates in two reportable segments: Medical Products and Insurance Services. The Medical Products segment markets and sells diabetes, ostomy and other medical supplies, primarily to Medicare and managed care beneficiaries. Through March 2007, the Medical Products segment consisted of two operating divisions: (1) Direct-to-Consumer, which markets and sells to patients primarily through direct-response advertising and, through September 30, 2005, offered discount prescription drug cards, and (2) Retail, which marketed and sold to patients through the Company’s retail initiative with Kmart Corporation (“Kmart”). The Kmart contract, which expired by its terms on January 1, 2007, was not renewed, and the Company ceased servicing customers through Kmart locations in March 2007. Through its Insurance Services segment, the Company provides services to CIGNA and other Medicare insurance providers in connection with their providing of coverage to Medicare beneficiaries.
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

Revenues and segment profit (loss) for the Company’s reportable segments for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue:
Medical Products (1)	$11,074	$12,827
Insurance Services	7,678	12,188

Consolidated revenue	$18,752	$25,015

Segment profit (loss):
Medical Products	$1,601	$2,255
Insurance Services	3,059	(7,969)
Unallocated amounts:
Amortization of customer contract intangible	(969)	(969)
Other corporate expenses	(4,017)	(6,204)

Consolidated loss from operations	$(326)	$(12,887)

(1)	Revenue for the Medical Products segment includes net product sales and prescription drug card revenue.
Effective beginning with the quarter ended September 30, 2006, the Company changed certain of its expense allocations among its reportable segments. The effect of these changes for the three months ended March 31, 2007 was to decrease segment profit by approximately $162,000 for the Medical Products segment and by approximately $600,000 for the Insurance Services segment. Conversely, unallocated other corporate expenses were decreased by approximately $762,000 for the three months ended March 31, 2007.
8. INCOME TAXES
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes and expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company does not expect that unrecognized tax benefits will increase within the next 12 months. In the event the Company was to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2004 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

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
The following factors, among others, create risks and uncertainties that could affect our future performance.
•	We have a limited operating history and are subject to the risks of a new enterprise.

•	We could experience significantly reduced revenues and earnings if Medicare changes, delays, reduces or denies reimbursement.

•	Competitive bidding for Durable Medical Equipment Prosthetics/Orthotics and Supplies (DMEPOS) and supplies may reduce our revenues and earnings.

•	We have invested significant capital and dedicated substantial resources to launch our insurance services to Medicare prescription drug and managed care providers, which may not be successful.

•	If we do not have sufficient capital to fund additional advertising and patient acquisitions, our ability to grow our business will be substantially diminished .

•	If we are unable to grow our business and manage growth successfully, we may not achieve profitability.

•	The profitability of our Medical Products business will decrease if we do not receive recurring orders from patients.

•
We could experience significantly reduced revenues and profit from sales of diabetes products if improved technologies developed for glucose monitoring eliminate the need for consumable testing supplies.

•	Due to our size and limited operating history, we depend substantially on certain key personnel.

•	Certain executive officers have rights under employment agreements that could require us to make substantial payments to them.

•	If any of our information technology platforms malfunction, our business and profitability may be seriously harmed.

•	We may have difficulties in achieving volume-based discounts or finding replacement supplies if we lose any agreement with our suppliers of medical products.

•	If we do not comply with applicable government regulations, we may be prohibited from selling our products and could experience significantly reduced revenues and profit.

•	The cost of efforts to comply with HIPAA regulations and the possible consequence of non-compliance could adversely affect our operations and profit significantly.

•	Our accounts receivable are subject to significant collection risk due to third-party payors.

•	Our business could suffer from rising insurance costs, the unavailability of insurance or other events.

•	Future sales of our common stock may depress our stock price.

•	Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

•
If we fail to maintain an effective system of internal control in the future, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in our financial reporting.

•	Compliance with changing regulations relating to corporate governance and public disclosure may result in additional expenses.

•	Our common stock may continue to have a volatile public trading price and low trading volume.

•	Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult.
As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. Other than as updated in Part II, Item 1A herein, these risks and uncertainties are discussed in more detail in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Business
NationsHealth, Inc. (referred to in this Quarterly Report on Form 10-Q as “NationsHealth,” the “Company,” “we,” “us” or “our”) provides medical products nationwide to Medicare and managed care beneficiaries with a focus on improving the delivery and cost of healthcare to the approximately 41 million Medicare beneficiaries in the United States. NationsHealth also provides certain services, including marketing, insurance agent training and licensing, member enrollment and service, distribution and billing and collections, to Medicare Part D prescription drug plan providers and other Medicare benefit sponsors. Our proprietary and scalable information technology platform and patient service organization support the large-scale enrollment and servicing of individuals, program administration and patient management.

As of March 31, 2007, we were engaged in two reportable business segments: Medical Products and Insurance Services. Additional information regarding our business segments can be found in Note 7 of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Medical Products
Home Delivery of Medical Products
We distribute medical equipment and supplies and dispense physician-prescribed medications nationally from our licensed pharmacy in the State of Florida. We currently provide home delivery of diabetes, ostomy and other medical products, including impotency devices, heating pads, prescription medications, and insulin and syringes, primarily under Medicare Part B and Part D, state Medicaid programs and through relationships with managed care organizations. As of March 31, 2007, we had approximately 77,000 patients to whom we have shipped diabetes supplies in the last 15 months via our home delivery business, or through our retail program, and that have not cancelled our service.
The Federal Medicare program provides reimbursement to its beneficiaries for a number of products under Medicare’s Part B or Part D coverages. Products covered under Part B include, among other items, supplies used to treat diabetes and ostomy, and Part D covers self-administered prescription drugs. Medicare Part B pays us for 80% of the Medicare allowable fees for these products after the beneficiary has satisfied his or her annual deductible amount, and we bill the remaining balance to either third party payors, such as a patient’s supplemental insurance carrier, or, where permitted, directly to the patient. We accept assignments of Medicare benefits, ship supplies and medications to patients and bill and receive payments from Medicare and certain private insurers on behalf of patients (and bill patients or their supplemental insurers for any co-payment and/or deductible). Revenue from Medicare represented approximately 41% and 37% of our total revenue for the three months ended March 31, 2007 and 2006, respectively.
Retail Program
Our retail program with Kmart Corporation (Kmart) provided Medicare beneficiaries the ability to pick up their diabetes supplies at over 1,100 Kmart pharmacies nationwide without paying upfront for their supplies. Our contract with Kmart expired by its terms on January 1, 2007 and was not renewed. We continued to service these patients at Kmart stores through March 2007. The impact of the expiration of the Kmart contract on our operating results was not significant for the first quarter of 2007, and is not expected to significantly impact our operating results in future periods.
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
On September 5, 2006, we sold the assets relating to our discount prescription drug card business for $6.0 million. The purchase price is subject to a potential downward adjustment, of up to $1.0 million, based on the volume of claims processed by the buyer in connection with the discount prescription drug card business through September 5, 2007. We recorded a current liability of $1.0 million, which is included in accrued expenses in our condensed consolidated balance sheets at December 31, 2006 and March 31, 2007, for the potential purchase price adjustment.

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
On May 26, 2006, our agreement with CIGNA was amended and restated. This amended and restated agreement modified the compensation terms between us and CIGNA to provide for a predictable service fee arrangement for the 2007 plan year and continuing through December 31, 2009. Under the amended and restated agreement, we continue to provide CIGNA with certain enrollee service activities and, at the option of CIGNA, selected marketing and enrollment services. Furthermore, under the amended and restated agreement, we may provide services, such as education, marketing, enrollment and member service, to other Medicare Part D insurers and CIGNA may use other vendors to provide them with services for their Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if they do not meet specified thresholds of enrollees we service. In the fourth quarter of 2006, we began entering into agreements to provide plan marketing, enrollment and advisory services to other Medicare prescription drug and benefit providers. We have entered into agreements with Universal Health Care Group, Inc. and Health Net, Inc., among others, to provide such services. Revenue from CIGNA represented approximately 35% and 49% of our total revenue for the three months ended March 31, 2007 and 2006, respectively.
Critical Accounting Policies
In our Annual Report on Form 10-K for the year ended December 31, 2006, our critical accounting policies and estimates were identified as those relating to revenue recognition and accounts receivable, allowances for doubtful accounts, allowances for costs related to billings in process, and patient acquisition and related costs. We reviewed our policies and determined that there have been no significant changes to our critical accounting policies for the period ended March 31, 2007.

Results of Operations
The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenue for the three months ended March 31, 2007 and 2006:

	2007		2006
	$	%	$	%
Revenue:
Net product sales	$11,074	59.1%	$10,854	43.4%
Prescription drug card revenue	—	—	1,973	7.9
Service revenue	7,678	40.9	12,188	48.7

	18,752	100.0	25,015	100.0
Cost of product sales	4,398	23.5	5,284	21.1
Cost of services	3,735	19.9	19,082	76.3

Gross Profit	10,619	56.6	649	2.6

Operating Expenses:
Patient acquisition and related costs	736	3.9	1,081	4.3
Patient service and fulfillment	2,227	11.9	2,444	9.8
General and administrative	5,871	31.3	7,842	31.3
Provision for doubtful accounts	735	3.9	856	3.4
Depreciation and amortization	407	2.2	344	1.4
Amortization of customer contract intangible	969	5.2	969	3.9

	10,945	58.4	13,536	54.1

Loss from Operations	(326)	(1.7)	(12,887)	(51.5)

Other expense, net	(862)	(4.6)	(643)	(2.6)

Net Loss	$(1,188)	(6.3%)	$(13,530)	(54.1%)

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Revenue. Total revenue decreased approximately $6.2 million, or 25%, to $18.8 million for the three months ended March 31, 2007, from $25.0 million for the same period in 2006. Service revenue from our Insurance Services segment, decreased approximately $4.5 million, or 37%, to $7.7 million for the three months ended March 31, 2007, compared to $12.2 million for the same period in 2006. The decrease in service revenue is primarily related to lower revenue from services to CIGNA. Services to CIGNA for the three months ended March 31, 2006, included approximately $8.5 million of revenue from initial year marketing and enrollment services for CIGNA’s Medicare Part D plans. This decrease was partially offset by higher revenue related to increased enrollment in CIGNA’s Medicare Part D Plans in 2007 and approximately $1.0 million of revenue from services to new insurance clients for the three months ended March 31, 2007.
Revenue from our Medical Products segment, which includes prescription drug card revenue, decreased approximately $1.7 million, or 14%, to $11.1 million for the three months ended March 31, 2007, from $12.8 million for the same period in 2006. This decrease was primarily due to the sale of our discount prescription drug card business, which contributed approximately $2.0 million to revenue in the three months ended March 31, 2006, and approximately $1.1 million lower net sales of diabetes supplies under Medicare Part B, primarily from normal attrition of our patient base. These decreases were partially offset by higher net product sales, from new product offerings, including heating pads, impotency devices, insulin and syringes and oral medications, which contributed approximately $1.4 million to net sales in the three months ended March 31, 2007. The expiration of the Kmart contract did not have a significant impact on our revenue in the first quarter of 2007, but is expected to negatively impact net product sales beginning in the second quarter of 2007.

Cost of Product Sales. Cost of product sales, which relates to our Medical Products segment, decreased approximately $0.9 million, or 17%, to $4.4 million for the three months ended March 31, 2007, from $5.3 million for the same period in 2006. The decrease was primarily related to lower net sales of diabetes supplies, as discussed above, and lower average unit costs for diabetes supplies due to shifts in sourcing of product. Gross margins on product sales were 60.3% in the first quarter of 2007, compared to 51.3% in the same period in 2006, primarily as a result of lower average unit costs for diabetes supplies.
Cost of Services. Cost of services, which relates to our Insurance Services segment, consists of the direct costs of providing services to Medicare plan providers for their Medicare insurance programs. Cost of services decreased approximately $15.4 million, or 80%, to approximately $3.7 million for the three months ended March 31, 2007, compared to approximately $19.1 million for the same period in 2006, primarily due to initial year marketing and enrollment costs incurred for CIGNA’s Medicare Part D plans through the conclusion of the initial open enrollment period on May 15, 2006. Services provided to insurance clients added in the fourth quarter of 2006 added approximately $0.7 million to cost of services for the three months ended March 31, 2007, partially offsetting the decrease in costs for services to CIGNA. Gross margin for our Insurance Services segment was approximately 51.4% for the first quarter of 2007, compared to a negative margin of 56.6% in the same period in 2006, primarily due to initial year marketing and enrollment costs related to CIGNA’s Medicare Part D plans. Since amending our agreement with CIGNA on May 15, 2006, we are no longer incurring these initial open enrollment costs, and expect the gross margin for our Insurance Services segment to continue to be positive for the remainder of 2007.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin was 56.6% for the three months ended March 31, 2007, compared to 2.6% for the same period in 2006, due to the factors discussed above.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $0.4 million, or 32%, to $0.7 million for the three months ended March 31, 2007, from $1.1 million for the same period in 2006. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and prescription drug card fulfillment services related to our Medical Products segment. Advertising, marketing and creative costs and call center services related to our Insurance Services segment are included in cost of services in our consolidated statements of operations. Due to changes in our patient acquisition strategy, advertising, marketing and creative costs decreased by approximately $0.4 million, to $0.3 million in the three months ended March 31, 2007, from $0.7 million for the same period in 2006. As a percentage of net product sales, patient acquisition and related costs were 6.6% for the three months ended March 31, 2007, compared to 10.0% for the same period in 2006.
Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses, which relate to our Medical Products segment, consist primarily of costs to service our existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs, and are classified as operating expenses as they are not a direct cost of products sold. Patient service and fulfillment expenses decreased approximately $0.2 million, or 9%, to $2.2 million for the three months ended March 31, 2007, from $2.4 million for the same period in 2006. The decrease in patient service and fulfillment expenses was primarily due to lower shipping costs mainly derived from switching to less costly methods of shipping. As a percentage of net product sales, patient service and fulfillment expenses were 20.1% for the three months ended March 31, 2007, compared to 22.5% for the same period in 2006.

General and Administrative Expenses. General and administrative expenses decreased approximately $1.9 million, or 25%, to $5.9 million for the three months ended March 31, 2007, from $7.8 million for the same period in 2006. The decrease in general and administrative expenses was primarily due to approximately $1.4 million lower corporate payroll and payroll related costs due primarily to reductions in headcount and approximately $0.6 million lower professional fees. As a percentage of total revenue, general and administrative expenses were 31.3% for each of the three months ended March 31, 2007 and 2006.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, decreased approximately $0.2 million, or 14%, to $0.7 million for the three months ended March 31, 2007, from $0.9 million for the same period in 2006. As a percentage of net product sales, the provision declined to 6.6% for the three months ended March 31, 2007, compared to 7.9% for the same period in 2006, primarily due to improved billing and collections results.
Depreciation and Amortization. Depreciation and amortization increased approximately $63,000, or 18%, to $407,000 for the three months ended March 31, 2007, from $344,000 for the same period in 2006. The increase in depreciation and amortization was primarily due to increased amortization of internally developed software costs.
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
LIQUIDITY AND CAPITAL RESOURCES
Our discussion and analysis of our liquidity and capital resources may be affected by factors discussed in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 30, 2007, in the section entitled “Important Factors That May Affect Future Operations and Results,” and other trends that could adversely affect our sources of cash.
Since our inception, we have used significant amounts of cash in our operations and have incurred net losses of approximately $1.2 million, $11.3 million, and $19.8 million for the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005, respectively. As of March 31, 2007, we had cash and cash equivalents of approximately $2.4 million and negative working capital of approximately $2.5 million.
For the three months ended March 31, 2007, we used approximately $1.5 million of net cash in operating activities. Our use of cash in operating activities during the first quarter of 2007 primarily relates to a change in the timing of invoicing to CIGNA related to the service fee arrangement effective for the 2007 Medicare Part D plan year, which resulted in an increase in accounts receivable as of March 31, 2007, as compared to December 31, 2006.
For the three months ended March 31, 2007, we used approximately $0.3 million of net cash in investing activities related to the acquisition of property and equipment to support the growth of our business and improve operational efficiency. For the three months ended March 31, 2007 we also used approximately $0.1 million of net cash in financing activities related to payments on capital leases.

We have a revolving credit agreement in the principal amount of up to $10.0 million. The borrowing availability under the revolving credit agreement, which matures on April 30, 2010, is limited by a borrowing base formula based upon our eligible receivables and inventory. As of March 31, 2007, the balance outstanding on the line was $2.5 million and the unused portion available under the revolving line of credit was approximately $2.2 million.
On April 11, 2007, our revolving credit agreement was amended and restated to, among other things, add a $7.0 million multi-draw term loan to the credit facility. On April 11, 2007, $1.5 million in proceeds from the term loan were funded into a restricted deposit account to serve as collateral for the facility as required under the amended and restated agreement. The remaining $5.5 million of the term loan is restricted in use to finance the acquisition of providers of diabetes supplies, and is to be drawn upon from time to time for such purposes. Interest on the outstanding principal balance of the term loan is payable monthly at an annual rate of prime plus 1.0%. Payment of the principal balance outstanding under the term loan is to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008. The amended and restated agreement also adjusted the financial covenants of the credit facility and added a covenant related to our diabetic patient count.
On February 28, 2005, we issued secured convertible notes with $15.0 million in principal value (the Notes) maturing on February 28, 2012, to MHR Capital Partners LP and two affiliated entities (the Holders). The Notes have a stated fixed interest rate of 7.75%, payable monthly and are secured by substantially all our assets, but are subordinated to borrowings under our credit facility. The Notes may be subordinated to future indebtedness not to exceed $20.0 million in the aggregate unless we achieve certain performance criteria as specified in the Notes, in which case the amount of senior debt may not exceed $25.0 million. The terms of the Notes allow the Holders, at their discretion, to convert all or part of the Notes into shares of our common stock at a conversion price of $6.56 per share, subject to adjustment for anti-dilution, which is limited and capped, as described in the Notes. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by us.
On February 5, 2007, we entered into a lease agreement for certain telecommunications equipment. The lease, which provides for monthly payments of approximately $60,000 for a period of 36 months, is being accounted for as a capital lease.
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
We believe our cash and cash equivalents, and other available financing sources, will be sufficient to meet our working capital and capital expenditure needs for our business operations, and that we have sufficient liquidity to continue as a going concern.
Off-Balance-Sheet Arrangements
As of March 31, 2007, we did not have any significant off-balance-sheet arrangements.

Recently Adopted Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of this standard did not have an impact on our operating results, cash flows or financial position.
In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires the disclosure of fair value of financial instruments according to a fair value hierarchy. Additionally, certain disclosures are required regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on our operating results, cash flows or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, of SFAS No. 159 on our operating results, cash flows or financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities. The interest rate on our line of credit is tied to Citibank N.A.’s prime rate. A 100 basis point change in these rates would have an impact of approximately $25,000 on our annual interest expense, assuming the amount drawn on our credit facility remained consistent with the balance as of March 31, 2007.
Item 4T. Controls and Procedures
In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, we recognize that any such controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
Competitive bidding for DMEPOS and supplies may reduce our revenues and earnings.
Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) required the establishment of a program for competitive bidding for certain items of DME and supplies. Competitive bidding will apply to certain areas of the United States referred to as Competitive Bidding Areas (CBAs) beginning April 1, 2008. The initial CBAs are: Charlotte-Gastonia-Concord, NC-SC; Cincinnati-Middletown, OH-KY-IN; Cleveland-Elyria-Mentor, OH; Dallas-Fort Worth-Arlington, TX; Kansas City, MO-KS; Miami-Fort Lauderdale-Miami Beach, FL; Riverside-San Bernardino-Ontario, CA; Orlando-Kissimmee, FL; Pittsburgh, PA; San Juan-Caguas-Guaynabo, PR. The program is expected to expand to an additional 70 CBAs on April 1, 2009.
The competitive bidding program will change the way that Medicare selects and pays DMEPOS suppliers in the CBAs for items in the competitively bid product groups under Part B of the Medicare program. Medicare will utilize bids submitted by DMEPOS suppliers to establish applicable payment amounts and select suppliers that will furnish items included in competitively bid product groups in the CBAs. The competitively bid product groups will include those that the Medicare program identifies as having the highest potential for savings. The product groups that are included in competitive bidding include products that we currently supply, including diabetic supplies and walkers and related accessories, and certain products that we may supply in the future. We plan to bid on contracts in all of the CBAs. Should our bids not be accepted so that we are a non-contract supplier in one or more CBAs, we would be prohibited from seeking payment from Medicare beneficiaries whose permanent residence is located in CBAs for items included in the competitive bidding program (with some immaterial exceptions). Currently, approximately 5% of our diabetes customer base resides in the 10 CBAs which will be effective April 1, 2008. Additionally, DMEPOS suppliers must be accredited by a government-sanctioned accrediting body to be eligible to participate in the Medicare DMEPOS competitive bidding program. We are currently in the process of applying for accreditation, but there is no assurance that we will be successful in achieving accreditation.
The Medicare program is also proposing to introduce a regional or national mail order DMEPOS competitive bidding program in 2010 for certain items, including diabetic testing supplies. Prior to the implementation of the national competitive bidding program, mail order suppliers will be eligible to submit bids for furnishing items in one or more of the CBAs. The suppliers could submit one bid for each CBA or separate bids. The mail order supply portion of our business is substantial; therefore, implementation of this rule and our failure to receive contracts could have a substantial negative effect on our operating results.
Our operating results may be adversely affected if we are not selected as a supplier under competitive bidding in one or more CBAs for the effective periods currently scheduled for April 1, 2008 and 2009 or for any competitive bidding periods in the future or we do not achieve accreditation and are not able to submit a bid. Additionally, if we are successful in bidding in one or more CBAs, the competitive bidding program may result in a reduction of payments for our products, which could negatively affect our operating results.

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
On December 16, 2005, we entered into a Separation Agreement and General Release with Mr. Gregg terminating his employment as of that date. In addition to severance payments of $1.15 million, the separation agreement affirmed Mr. Gregg’s ability to exercise his put right under his employment agreement to request that we arrange for the purchase by a third party of up to $3,000,000 worth of NationsHealth common stock from Mr. Gregg. Mr. Gregg has the right to require us to purchase up to $3,000,000 worth of his NationsHealth common stock for cash, provided that we are not required to purchase more than $1,500,000 worth of such common stock in any calendar year. Under certain circumstances, we may pay such amounts over a period of up to three years. In lieu of a cash payment, we have the option to register such common stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended or to sell such common stock pursuant to an exemption from the registration requirements under the Act. On April 4, 2007, Mr. Gregg exercised his Put Right to require the Company to purchase $750,000 of his common stock, representing 500,000 shares based on the closing price of $1.50 per share on the trading day prior to the put notice. The Company has elected to cause the shares to be sold, as promptly as is reasonably practicable, pursuant to a registration statement under the Act, or pursuant to an exemption from the registration requirements of the Act. To the extent that the put shares are sold at a price less than the price on the date of the put, the Company will be required to make a cash payment to Mr. Gregg for the difference.
In addition to the risk factors described above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

NATIONSHEALTH, INC.
Date: May 15, 2007	By:	/s/ Glenn M. Parker
		Name:	Glenn M. Parker
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Timothy Fairbanks
		Name:	Timothy Fairbanks
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2007	By:	/s/ Bryan Happ
		Name:	Bryan Happ
		Title:	Chief Accounting Officer (Principal Accounting Officer)

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.