Form 10-Q
period 2007-06-30
NationsHealth, Inc.
filed 2007-08-14
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 10, 2007, 28,872,014 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

NATIONSHEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,136	$4,224
Accounts receivable, net of allowances of $13,746 and $12,451, respectively	7,616	6,075
Inventory	1,612	1,636
Costs related to billings in process, net	628	565
Prepaid expenses and other current assets	1,040	748

Total current assets	12,032	13,248
Property and equipment, net	5,119	3,557
Customer contract intangible, net	9,693	11,632
Acquired customer lists, net	2,715	363
Other assets, net	3,286	1,588

Total assets	$32,845	$30,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,945	$3,026
Accrued expenses	5,334	9,069
Promissory note payable, net	1,406	—
Current portion of long-term debt	1,470	—
Line of credit	2,500	2,500

Total current liabilities	13,655	14,595

Long-Term Liabilities:
Convertible notes, related party, net	6,979	6,316
Long-term debt	4,772	—
Promissory note payable, net	—	1,328
Other long-term liabilities	1,102	782

Total long-term liabilities	12,853	8,426

Stockholders’ Equity:
Common stock	3	3
Additional paid-in capital	71,498	70,816
Accumulated deficit	(65,164)	(63,452)

Total stockholders’ equity	6,337	7,367

Total liabilities and stockholders’ equity	$32,845	$30,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenue:
Net product sales	$10,201	$10,890	$21,276	$21,744
Prescription drug card revenue	—	1,339	—	3,312
Service revenue	6,824	7,387	14,502	19,575

	17,025	19,616	35,778	44,631

Cost of product sales	3,990	4,907	8,388	10,191
Cost of services	2,395	4,173	6,131	23,255

Gross Profit	10,640	10,536	21,259	11,185

Operating Expenses:
Patient acquisition and related costs	683	1,563	1,418	2,644
Patient service and fulfillment	2,141	2,099	4,364	4,543
General and administrative	5,325	8,129	11,199	15,971
Provision for doubtful accounts	528	990	1,263	1,846
Depreciation and amortization	508	322	915	666
Amortization of customer contract intangible	969	970	1,939	1,939
Impairment of investment in joint venture	—	733	—	733

	10,154	14,806	21,098	28,342

Income (Loss) from Operations	486	(4,270)	161	(17,157)

Other Income (Expense):
Interest expense , related party	(668)	(604)	(1,318)	(1,195)
Other interest expense, net	(342)	(123)	(555)	(175)

	(1,010)	(727)	(1,873)	(1,370)

Net Loss	$(524)	$(4,997)	$(1,712)	$(18,527)

Loss per share — basic and diluted	$(0.02)	$(0.18)	$(0.06)	$(0.67)

Weighted average shares outstanding — basic and diluted	28,080	27,888	28,062	27,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(1,712)	$(18,527)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Provision for doubtful accounts	1,263	1,846
Provision for sales allowances and returns	547	1,139
Reserve for (recovery of) costs related to billings in process	135	(229)
Depreciation and amortization	1,246	914
Amortization of note discount	741	541
Amortization of deferred loan costs and other non-cash interest charges, net	233	131
Amortization of customer contract intangible	1,939	1,939
Stock-based compensation	698	1,373
Impairment of investment in joint venture	—	733
Other non-cash charges	—	440
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,197)	124
Inventory	82	124
Costs related to billings in process	(197)	(143)
Prepaid expenses and other assets	(499)	842
Increase (decrease) in:
Accounts payable and accrued expenses	(3,684)	(5,678)
Deferred revenue	—	1,980

Net cash and cash equivalents used in operating activities	(2,405)	(12,451)

Cash Flows from Investing Activities:
Maturity of available for sale investments	—	923
Asset acquisitions	(2,686)	—
Acquisition of property and equipment	(515)	(771)

Net cash and cash equivalents (used in) provided by investing activities	(3,201)	152

Cash Flows from Financing Activities:
Proceeds from exercise of warrants	—	2,000
Draws on term loan	4,151	—
Deposit of restricted cash under credit facility	(1,500)	—
Draws on line of credit, net	—	681
Proceeds from exercise of stock options	—	17
Repurchase of common stock	(16)	—
Principal payments under capital lease obligations	(117)	(64)

Net cash and cash equivalents provided by financing activities	2,518	2,634

Net Decrease in Cash and Cash Equivalents	(3,088)	(9,665)
Cash and Cash Equivalents, Beginning of Period	4,224	13,971

Cash and Cash Equivalents, End of Period	$1,136	$4,306

Non-cash Investing and Financing Activities:
Property and equipment acquired under capital leases	$2,170	$—

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
The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 that was filed with the SEC on March 30, 2007. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of annual results.
2. REVENUE RECOGNITION
The Company recognizes revenue related to product sales upon shipment of patient orders, provided that risk of loss has passed to the patient and the required written forms to bill Medicare, other third party payors, and patients have been received and verified. Revenue is recorded at amounts expected to be collected from Medicare, other third party payors, and directly from patients. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to billings in process, consisting of the cost of products shipped, are deferred and presented as costs related to billings in process, net in the Company’s condensed consolidated balance sheets, and are charged to cost of product sales at the time the related revenue is recognized.
Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third party payors, such as traditional indemnity insurance companies. Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to other third party payors or directly to patients. Revenue from Medicare, which relates to the Company’s Medical Products segment, represented approximately 35% and 44% of total revenue for the three months ended June 30, 2007 and 2006, respectively, and approximately 38% and 40% of total revenue for the six months ended June 30, 2007 and 2006, respectively.
Prior to October 1, 2005, the Company provided individuals with discount prescription drug cards, which were accepted at over 50,000 pharmacies nationwide (the “Discount Prescription Drug Card Business”). Each time a cardholder saved money using one of these cards, the Company received a fee ranging from $0.70 to $1.30 per transaction. Revenue was recognized in the period the transaction occurred. Additionally, the Company earned manufacturer rebates when cardholders purchased certain drugs using the card. Revenue from manufacturer rebates was recognized when earned and the amount fixed and determinable. On September 5, 2006, the Company sold the Discount Prescription Drug Card Business (see Note 3). Accordingly, the Company recognized no revenue from the Discount Prescription Drug Card Business for the three and six months ended June 30, 2007.

Revenue related to the Company’s Insurance Services segment is recognized when earned as the services are performed and is presented in the accompanying condensed consolidated statements of operations as service revenue. The direct costs of providing contracted services, including advertising, marketing and creative services, performed on behalf of these clients, are shown as cost of services in arriving at gross profit. Revenue from Connecticut General Life Insurance Company (“CIGNA”), which is included in the Company’s Insurance Services segment, represented approximately 40% and 38% of total revenue for the three months ended June 30, 2007 and 2006, respectively, and approximately 38% and 44% of total revenue for the six months ended June 30, 2007 and 2006, respectively.
3. SALE OF PRESCRIPTION DRUG CARD BUSINESS
On September 5, 2006, the Company sold its Discount Prescription Drug Card Business to HealthTran LLC (“HealthTran”) for $6,000,000 in cash (the “Purchase Price”). The Purchase Price is subject to a potential downward adjustment, of up to $1,000,000, based on the volume of claims processed by HealthTran related to the Discount Prescription Drug Card Business through September 5, 2007. Pursuant to the transaction, the Company recorded a liability of $1,000,000 related to the potential Purchase Price adjustment, which is included in accrued expenses in the accompanying condensed consolidated balance sheets at December 31, 2006 and June 30, 2007.
4. ASSET ACQUISITIONS
During the first six months of 2007, the Company recorded intangible assets of approximately $2,600,000 related to the acquisition of certain assets of diabetic supply companies. The purchase price is allocated to the assets acquired, including customer lists, inventory and other assets, if any, based on their relative fair values. Customer lists are recorded at their cost and are amortized on a straight-line basis over an estimated useful life of 36 months.
5. CREDIT FACILITY
The Company entered into a revolving credit agreement in April 2004, which was subsequently amended and restated from time to time through November 2005 to add additional over-advance borrowing capability and adjust the financial covenants to account for the Company’s actual and projected financial results.
On March 21, 2006, the revolving credit agreement was amended and restated to, among other things, eliminate the over-advance borrowing capability, adjust the financial covenants to reflect the Company’s actual and projected financial results, provide the Company with the ability to prepay and terminate the credit facility at any time upon 60 days notice with the payment of certain early termination fees, and extend the maturity date to April 30, 2010. On August 11, 2006, the revolving credit agreement was amended again to adjust the financial covenants to account for the Company’s actual and projected financial results.
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

The revolving line bears interest monthly at the higher of prime plus 2.5% or 6.5%, plus certain additional fees and charges. As of June 30, 2007, the rate under the facility was 10.75%. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA, as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum liquidity, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of June 30, 2007, the outstanding balance under the line of credit was $2,500,000, and the unused portion available thereunder was approximately $2,142,000.
On April 11, 2007, the Company entered into a Third Amended and Restated Revolving Credit, Term Loan and Security Agreement with the lender (the “Third Amended and Restated Credit Agreement”). The Third Amended and Restated Credit Agreement retained the existing $10,000,000 revolving credit facility and existing maturity date of the overall credit facility of April 30, 2010, and added a $7,000,000 multi-draw term loan (the “Term Loan”) to the credit facility. On April 11, 2007, $1,500,000 of proceeds from the Term Loan were funded into a restricted deposit account to serve as collateral for the facility as required under the Third Amended and Restated Credit Agreement. The remainder of the Term Loan is restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets. Through June 30, 2007 an additional $2,651,000 was drawn on the Term Loan for such purposes, and as of June 30, 2007 the total balance outstanding under the Term Loan was $4,151,000. Interest on the outstanding principal balance of the Term Loan is payable monthly at an annual rate of prime plus 1.0%. Payment of the principal balance outstanding under the Term Loan is to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008. The Third Amended and Restated Credit Agreement also adjusted the financial covenants of the credit facility and added a covenant related to the Company’s diabetic patient count. As of June 30, 2007, the Company was in compliance with all applicable financial covenants under the agreement.
In connection with the Third Amended and Restated Credit Agreement, on April 11, 2007 the Company entered into a Second Amended and Restated Equity Participation Fee Agreement with the lender. Pursuant to this agreement, the Company has agreed to pay a fixed equity participation fee of $1,375,000 at the maturity date or on earlier termination of the credit facility. As of June 30, 2007, the Company had accrued approximately $570,000 related to the equity participation fee as additional interest expense.
6. CONVERTIBLE NOTES
On February 28, 2005, the Company closed a private placement transaction with MHR Capital Partners LP and two of its affiliates (collectively, the “Holders”). For an aggregate purchase price of $15,000,000, the Holders received $15,000,000 principal value in secured convertible notes (the “Notes”) and 1,785,714 shares of the Company’s common stock, which were transferred to the Holders by certain principal stockholders of the Company. In combination with their prior holdings, this transaction resulted in the Holders owning more than 10% of the Company’s common stock. Furthermore, pursuant to a stockholders agreement between the Holders and stockholders of the Company holding a majority of the outstanding voting interest, Dr. Mark H. Rachesky was elected to the Company’s Board of Directors on October 20, 2005. As a result, the Notes and related activity and amounts have been presented as related party transactions in the accompanying condensed consolidated financial statements.
The Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%, payable monthly. The Notes are secured by substantially all the Company’s assets, but are subordinated to the credit facility (see Note 5). The Notes may be subordinated to future indebtedness not to exceed $20,000,000 in the aggregate, or, if the Company achieves certain performance criteria, $25,000,000. The Holders may convert the Notes into shares of the Company’s common stock at a conversion price of $6.56 per share, subject to certain anti-dilution provisions. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by the Company. Through June 30, 2007, no events have occurred that would trigger adjustments for anti-dilution.

The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction. If Notes are redeemed at the option of the Company, other than upon a change of control transaction, the Holders may elect to receive either (i) the principal and unpaid interest (the “Par Redemption Price”) plus warrants with the exercise price and for the number of shares for which the Notes would have been convertible into immediately prior to such redemption, or (ii) 110% of the principal amount of the Notes plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price. Through June 30, 2007, no events have occurred that would trigger any of these rights.
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
7. COMMITMENTS AND CONTINGENCIES
Capital Lease
On February 5, 2007, as amended on June 29, 2007, the Company entered into a lease agreement for certain telecommunications equipment and computer software. The lease, which provides for monthly payments of approximately $71,000 through June 30, 2010, is being accounted for as a capital lease. As of June 30, 2007, the related capital lease obligation totaled approximately $2,052,000.
Employment Separation Agreement
On December 16, 2005 (the “Separation Date”), Robert Gregg, who served as the Company’s Chief Operating Officer until October 5, 2005, and the Company entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Gregg resigned from all employment roles that he held at the Company effective as of the Separation Date. The Separation Agreement affirmed Mr. Gregg’s ability to exercise his right under his employment agreement to request that the Company arrange for the purchase of up to $3,000,000 worth of the Company’s common stock from Mr. Gregg (the “Put Right”). Mr. Gregg has the right to require the Company to purchase up to $3,000,000 worth of the Company’s common stock, held by RGGPLS, LLC (“RGGPLS”) on Mr. Gregg’s behalf, provided that the Company is not required to purchase more than $1,500,000 worth of such common stock in any calendar year. Under certain circumstances, the Company may pay such amounts over a period of up to three years. In lieu of a cash payment, the Company has the option to register such shares of the Company’s common stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended (the “Act”) or to arrange for the sale of such shares of the Company’s common stock pursuant to an exemption from the registration requirements under the Act.

On April 4, 2007, Mr. Gregg partially exercised his Put Right to require the Company to purchase $750,000 of the Company’s common stock beneficially owned by Mr. Gregg, representing 500,000 shares based on the closing price of $1.50 per share on the trading day prior to the put notice. The Company exercised its option to cause the shares to be sold, as promptly as is reasonably practicable, pursuant to a registration statement under the Act, or pursuant to an exemption from the registration requirements of the Act. To the extent that these put shares are sold at a price less than the price on the date of the put, the Company will be required to make a cash payment to Mr. Gregg for such shortfall amount. On July 16, 2007, in connection with RGGPLS’s transfer to Mr. Gregg of 288,000 shares of the Company’s common stock, Mr. Gregg executed an acknowledgement that the proceeds from any sale by him of the 288,000 shares to any third party shall satisfy a portion of the Company’s obligation pursuant to the Put Right equal to the number of shares sold multiplied by the per share price.
Medicare Audit
In January 2007, the Company was notified by a third party Medicare contractor that based solely on its review of 100 Medicare beneficiaries representing 265 services billed between November 2003 and April 2004, it was estimated that the Company had received an extrapolated overpayment of approximately $1,374,000. The Company objected to this assertion and responded by providing additional documentation and explanation of the questioned billings. Thereafter, the third-party contractor reduced the extrapolated overpayment estimate to approximately $500,000, and on May 1, 2007, the Company received a demand letter for repayment of this amount. The Company appealed the repayment demand and submitted additional supporting documentation to the third-party contractor. As a result of this appeal, the third-party contractor issued a Medicare Appeals Decision dated July 27, 2007 reversing approximately 80% of the un-extrapolated dollar amount. The payment denials that were not reversed remain under appeal. The Company has not received a revised demand letter as a result of the reversal of the previous denials. The ultimate outcome of this matter remains uncertain and the Company continues to respond vigorously to defend the claims that it submitted, which it believes complied with Medicare requirements.
The Company will record a liability for overpayments by Medicare and others when, based on an assessment of the facts and circumstances, repayment is probable and the amount is reasonably estimable. Based on management’s assessment, no liability has been recorded as of June 30, 2007 for the matter discussed above.
8. SEGMENT INFORMATION
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

Revenues and segment profit (loss) for the Company’s reportable segments for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Medical Products (1)	$10,201	$12,229	$21,276	$25,056
Insurance Services	6,824	7,387	14,502	19,575

Consolidated revenue	$17,025	$19,616	$35,778	$44,631

Segment profit (loss):
Medical Products	$1,492	$1,609	$3,093	$3,864
Insurance Services	3,658	2,424	6,717	(5,545)
Unallocated amounts:
Amortization of customer contract intangible	(969)	(970)	(1,939)	(1,939)
Impairment of investment in joint venture	—	(733)	—	(733)
Other corporate expenses	(3,695)	(6,600)	(7,710)	(12,804)

Consolidated income (loss) from operations	$486	$(4,270)	$161	$(17,157)

(1)	Revenue for the Medical Products segment includes net product sales and prescription drug card revenue for the periods in 2006.
Effective beginning with the quarter ended September 30, 2006, the Company changed certain of its expense allocations among its reportable segments. The effect of these changes was to decrease segment profit by approximately $327,000 and $489,000 for the three and six months ended June 30, 2007, respectively, for the Medical Products segment and by approximately $665,000 and $1,265,000 for the three and six months ended June 30, 2007, respectively, for the Insurance Services segment. Conversely, unallocated other corporate expenses were decreased by approximately $992,000 and $1,754,000 for the three and six months ended June 30, 2007, respectively.
9. INCOME TAXES
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes and expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company does not expect that unrecognized tax benefits will increase within the next 12 months. In the event the Company was to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2004 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

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
The forward-looking statements include statements about our:
•	Expected future operations, revenue, gross margins and expenses;

•	Credit facilities and projected cash needs;

•	Sales opportunities, strategic relationships and marketing plans;

•	Estimates of potential markets for our products and services, including the anticipated drivers for future growth; and

•	Assessment of the impact of future accounting pronouncements.
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
The following factors, among others, create risks and uncertainties that could affect our future performance.
•	We have a limited operating history and are subject to the risks of a new enterprise.

•	We could experience significantly reduced revenues and earnings if Medicare changes, delays, reduces or denies reimbursement.

•	Competitive bidding for Durable Medical Equipment Prosthetics/Orthotics and Supplies (DMEPOS) may reduce our revenues and earnings.

•	We have invested significant capital and dedicated substantial resources to launch our insurance services to Medicare prescription drug providers, which may not be successful.

•	If we do not have sufficient capital to fund patient acquisitions, our ability to grow our business will be substantially diminished.

•	If we are unable to grow our business and manage growth successfully, we may not achieve profitability.

•	Our Medical Supplies segment is highly dependent on patient reorder practices and the profitability of our Medical Products business will decrease if we do not receive recurring orders from patients.

•
We could experience significantly reduced revenues and profit from sales of diabetes products if improved technologies developed for glucose monitoring eliminate the need for consumable testing supplies.

•	Due to our size and limited operating history, we depend substantially on certain key personnel.

•	Certain executive officers have rights under employment agreements that could require us to make substantial payments to them.

•	If any of our information technology platforms malfunction, our business and profitability may be seriously harmed.

•	We may have difficulties in achieving volume-based discounts or finding replacement supplies if we lose any agreement with our suppliers of medical products.

•	If we do not comply with applicable government regulations, we may be prohibited from selling our products and could experience significantly reduced revenues and profit.

•	The cost of efforts to comply with HIPAA regulations and the possible consequences of non-compliance could adversely affect our operations and profit significantly.

•	Future sales of our common stock may depress our stock price.

•
Voting control by our executive officers, directors and other affiliates may limit outside stockholders’ ability to influence the outcome of director elections and other matters requiring stockholder approval.

•	Our common stock may continue to have a volatile public trading price and low trading volume.

•	Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult.
As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. Other than as updated in Part II, Item 1A herein, these risks and uncertainties are discussed in more detail in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
Business
NationsHealth, Inc. (referred to in this Quarterly Report on Form 10-Q as “NationsHealth,” the “Company,” “we,” “us” or “our”) provides medical products nationwide to Medicare and managed care beneficiaries with a focus on improving the delivery and cost of healthcare to the approximately 41 million Medicare beneficiaries in the United States. NationsHealth also provides certain services, including marketing, insurance agent training and licensing, member enrollment and service, distribution and billing and collections, to Medicare Part D prescription drug plan providers and other Medicare benefit sponsors. Our information technology platform and patient service organization support the large-scale enrollment and servicing of individuals, program administration and patient management.
As of June 30, 2007, we were engaged in two reportable business segments: Medical Products and Insurance Services. Additional information regarding our business segments can be found in Note 8 of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Medical Products
Home Delivery of Medical Products
We distribute medical equipment and supplies and dispense physician-prescribed medications nationally from our licensed pharmacy in the State of Florida. We currently provide home delivery of diabetes, ostomy and other medical products, including impotency devices, heating pads, prescription medications, and insulin and syringes, primarily under Medicare Part B and Part D, state Medicaid programs and through relationships with managed care organizations. As of June 30, 2007, we had approximately 75,000 patients to whom we have shipped medical products and supplies in the last 15 months and that have not cancelled our service.
The Federal Medicare program provides reimbursement to its beneficiaries for a number of products under Medicare’s Part B or Part D coverages. Products covered under Part B include, among other items, supplies used to treat diabetes and ostomy, and Part D covers self-administered prescription drugs. Medicare Part B pays us for 80% of the Medicare allowable fees for these products after the beneficiary has satisfied his or her annual deductible amount, and we bill the remaining balance to either third party payors, such as a patient’s supplemental insurance carrier, or, where permitted, directly to the patient. We accept assignments of Medicare benefits, ship supplies and medications to patients and bill and receive payments from Medicare and certain private insurers on behalf of patients (and bill patients or their supplemental insurers for any co-payment and/or deductible). Revenue from Medicare, which relates to our Medical Products segment, represented approximately 35% and 44% of our total revenue for the three months ended June 30, 2007 and 2006, respectively, and approximately 38% and 40% of our total revenue for the six months ended June 30, 2007 and 2006, respectively.
Retail Program
Our retail program with Kmart Corporation (Kmart) provided Medicare beneficiaries the ability to pick up their diabetes supplies from us at over 1,100 Kmart pharmacies nationwide without paying upfront for their supplies. Our contract with Kmart expired by its terms on January 1, 2007 and was not renewed. We continued to service these patients at Kmart stores through March 2007. The impact of the expiration of the Kmart contract on our operating results was not significant for the first half of 2007, and is not expected to significantly impact our operating results in future periods.
Discount Prescription Drug Card Services
Prior to October 1, 2005, we provided discount prescription drug cards, which were accepted at pharmacies nationwide. Each time a cardholder saved money using one of these discount prescription drug cards, we received a fee. We also earned manufacturer rebates when cardholders purchased certain drugs using the card. Pursuant to our strategic agreement with Connecticut General Life Insurance Company (CIGNA), we stopped marketing discount prescription drug cards in October 2005. With the onset of prescription drug coverage to Medicare beneficiaries under Medicare Part D beginning January 1, 2006, the number of claims adjudicated with our cards continued to decline throughout 2006. On September 5, 2006, we sold the assets relating to our discount prescription drug card business.

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
On May 26, 2006, our agreement with CIGNA was amended and restated. This amended and restated agreement modified the compensation terms to provide for a predictable service fee arrangement for the 2007 plan year and continuing through December 31, 2009. Under the amended and restated agreement, we continue to provide CIGNA with certain enrollee service activities and, at the option of CIGNA, selected marketing and enrollment services. Furthermore, under the amended and restated agreement, we may provide services, such as education, marketing, enrollment and member service, to other Medicare Part D insurers and CIGNA may use other vendors to provide them with services for their Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if they do not meet specified thresholds of enrollees we service. In the fourth quarter of 2006, we began entering into agreements to provide plan marketing, enrollment and advisory services to other Medicare prescription drug and benefit providers. Revenue from CIGNA represented approximately 40% and 38% of our total revenue for the three months ended June 30, 2007 and 2006, respectively, and approximately 38% and 44% of our total revenue for the six months ended June 30, 2007 and 2006, respectively.
Critical Accounting Policies
In our Annual Report on Form 10-K for the year ended December 31, 2006, our critical accounting policies and estimates were identified as those relating to revenue recognition and accounts receivable, allowances for doubtful accounts, allowances for costs related to billings in process, and patient acquisition and related costs. We reviewed our policies and determined that there have been no significant changes to our critical accounting policies for the period ended June 30, 2007.

Results of Operations
The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenue for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Revenue:
Net product sales	$10,201	59.9%	$10,890	55.5%	$21,276	59.5%	$21,744	48.7%
Prescription card revenue	—	—	1,339	6.8	—	—	3,312	7.4
Service revenue	6,824	40.1	7,387	37.7	14,502	40.5	19,575	43.9

	17,025	100.0	19,616	100.0	35,778	100.0	44,631	100.0

Cost of product sales	3,990	23.4	4,907	25.0	8,388	23.4	10,191	22.8
Cost of services	2,395	14.1	4,173	21.3	6,131	17.1	23,255	52.1

Gross Profit	10,640	62.5	10,536	53.7	21,259	59.4	11,185	25.1

Operating Expenses:
Patient acquisition and related costs	683	4.0	1,563	8.0	1,418	4.0	2,644	5.9
Patient service and fulfillment	2,141	12.6	2,099	10.7	4,364	12.2	4,543	10.2
General and administrative	5,325	31.3	8,129	41.4	11,199	31.3	15,971	35.8
Provision for doubtful accounts	528	3.1	990	5.0	1,263	3.5	1,846	4.1
Depreciation and amortization	508	3.0	322	1.6	915	2.6	666	1.5
Amortization of customer contract intangible	969	5.7	970	4.9	1,939	5.4	1,939	4.3
Impairment of investment in joint venture	—	—	733	3.7	—	—	733	1.6

	10,154	59.6	14,806	75.5	21,098	59.0	28,342	63.5

Income (Loss) from Operations	486	2.9	(4,270)	(21.8)	161	0.4	(17,157)	(38.4)

Other expense, net	(1,010)	(5.9)	(727)	(3.7)	(1,873)	(5.2)	(1,370)	(3.1)

Net loss	($524)	(3.1%)	($4,997)	(25.5%)	($1,712)	(4.8%)	($18,527)	(41.5%)

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenue. Total revenue decreased approximately $2.6 million, or 13%, to $17.0 million for the three months ended June 30, 2007, from $19.6 million for the same period in 2006. Service revenue from our Insurance Services segment decreased approximately $0.6 million, or 8%, to $6.8 million for the three months ended June 30, 2007, compared to $7.4 million for the same period in 2006. The decrease in service revenue is primarily related to lower revenue from services to CIGNA. Services to CIGNA for the three months ended June 30, 2006 included approximately $1.4 million of revenue from initial year marketing and enrollment services for CIGNA’s Medicare Part D plans. This decrease was partially offset by higher revenue related to increased enrollment in CIGNA’s Medicare Part D Plans in 2007.

Revenue from our Medical Products segment, which includes prescription drug card revenue for the 2006 period, decreased approximately $2.0 million, or 17%, to $10.2 million for the three months ended June 30, 2007, from $12.2 million for the same period in 2006. This decrease was primarily due to the sale of our discount prescription drug card business in September 2006, which contributed approximately $1.3 million to revenue in the three months ended June 30, 2006, and approximately $2.4 million lower net sales of diabetes supplies under Medicare Part B, primarily from normal attrition of our patient base and the termination of our contract with Kmart. These decreases were partially offset by higher net sales from new product offerings, including oral medications, heating pads, impotency devices and insulin and syringes, which added approximately $1.7 million to net sales in the three months ended June 30, 2007.
Cost of Product Sales. Cost of product sales, which relates to our Medical Products segment, decreased approximately $0.9 million, or 19%, to $4.0 million for the three months ended June 30, 2007, from $4.9 million for the same period in 2006. The decrease was primarily related to lower net product sales, as discussed above, and lower average unit costs for diabetes supplies due to shifts in sourcing of product, partially offset by product costs for new product offerings. Gross margins on product sales were 60.9% in the second quarter of 2007, compared to 54.9% in the same period in 2006, primarily as a result of lower average unit costs for diabetes supplies.
Cost of Services. Cost of services, which relates to our Insurance Services segment, consists of the direct costs of providing services to Medicare plan providers for their Medicare insurance programs. Cost of services decreased approximately $1.8 million, or 43%, to approximately $2.4 million for the three months ended June 30, 2007, compared to approximately $4.2 million for the same period in 2006, primarily due to initial year marketing and enrollment costs incurred in the 2006 period for Medicare Part D plans through the conclusion of the initial open enrollment period on May 15, 2006.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin was 62.5% for the three months ended June 30, 2007, compared to 53.7% for the same period in 2006, due to the factors discussed above.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $0.9 million, or 56%, to $0.7 million for the three months ended June 30, 2007, from $1.6 million for the same period in 2006. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and prescription drug card fulfillment services related to our Medical Products segment. Due to changes in our patient acquisition strategy, advertising, marketing and creative costs decreased by approximately $0.8 million, to $0.2 million in the three months ended June 30, 2007, from $1.0 million for the same period in 2006. As a percentage of net product sales, patient acquisition and related costs were 6.7% for the three months ended June 30, 2007, compared to 14.3% for the same period in 2006.
Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses, which relate to our Medical Products segment, consist primarily of costs to service our existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs, and are classified as operating expenses as they are not a direct cost of products sold. Patient service and fulfillment expenses totaled approximately $2.1 million for each of the three months ended June 30, 2007 and 2006. As a percentage of net product sales, patient service and fulfillment expenses were 21.0% for the three months ended June 30, 2007, compared to 19.3% for the same period in 2006.

General and Administrative Expenses. General and administrative expenses decreased approximately $2.8 million, or 34%, to $5.3 million for the three months ended June 30, 2007, from $8.1 million for the same period in 2006. The decrease in general and administrative expenses was primarily due to approximately $2.9 million lower corporate payroll and payroll related costs, including approximately $1.2 million of severance costs in the 2006 period, due primarily to reductions in headcount. As a percentage of total revenue, general and administrative expenses were 31.3% for the three months ended June 30, 2007, compared to 41.4% for the same period in 2006.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, decreased approximately $0.5 million, or 47%, to $0.5 million for the three months ended June 30, 2007, from $1.0 million for the same period in 2006. As a percentage of net product sales, the provision declined to 5.2% for the three months ended June 30, 2007, compared to 9.1% for the same period in 2006, primarily due to improved billing and collections results.
Depreciation and Amortization. Depreciation and amortization increased approximately $0.2 million, or 58%, to $0.5 million for the three months ended June 30, 2007, from $0.3 million for the same period in 2006. The increase in depreciation and amortization was primarily due to increased amortization of assets acquired in 2007, including acquired customer lists.
Other Expense, net. Other expense, net, which was almost entirely comprised of interest expense, increased approximately $0.3 million, or 39%, to approximately $1.0 million for the three months ended June 30, 2007, from $0.7 million for the same period in 2006. The increase was primarily due to interest incurred under capital leases entered into during 2007 and balances outstanding under the term loan originated in April 2007.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenue. Total revenue decreased approximately $8.8 million, or 20%, to $35.8 million for the six months ended June 30, 2007, from $44.6 million for the same period in 2006. Service revenue from our Insurance Services segment decreased approximately $5.1 million, or 26%, to $14.5 million for the six months ended June 30, 2007, compared to $19.6 million for the same period in 2006. The decrease in service revenue is primarily related to lower revenue from services to CIGNA. Services to CIGNA for the six months ended June 30, 2006 included approximately $9.9 million of revenue from initial year marketing and enrollment services for CIGNA’s Medicare Part D plans. This decrease was partially offset by higher revenue related to increased enrollment in CIGNA’s Medicare Part D Plans in 2007 and approximately $1.0 million of revenue from services to new insurance clients for the six months ended June 30, 2007.
Revenue from our Medical Products segment, which includes prescription drug card revenue for the 2006 period, decreased approximately $3.8 million, or 15%, to $21.3 million for the six months ended June 30, 2007, from $25.1 million for the same period in 2006. This decrease was primarily due to the sale of our discount prescription drug card business in September 2006, which contributed approximately $3.3 million to revenue in the six months ended June 30, 2006, and approximately $3.5 million lower net sales of diabetes supplies under Medicare Part B, primarily from normal attrition of our patient base and the termination of our contract with Kmart. These decreases were partially offset by higher net sales from new product offerings, including oral medications, heating pads, impotency devices and insulin and syringes, which contributed approximately $3.1 million to net sales in the six months ended June 30, 2007.
Cost of Product Sales. Cost of product sales, which relates to our Medical Products segment, decreased approximately $1.8 million, or 18%, to $8.4 million for the six months ended June 30, 2007, from $10.2 million for the same period in 2006. The decrease was primarily related to lower net product sales, as discussed above, and lower average unit costs for diabetes supplies due to shifts in sourcing of product, partially offset by product costs for new product offerings. Gross margins on product sales were 60.6% in the first six months of 2007, compared to 53.1% in the same period in 2006, primarily as a result of lower average unit costs for diabetes supplies.

Cost of Services. Cost of services, which relates to our Insurance Services segment, consists of the direct costs of providing services to Medicare plan providers for their Medicare insurance programs. Cost of services decreased approximately $17.2 million, or 74%, to approximately $6.1 million for the six months ended June 30, 2007, compared to approximately $23.3 million for the same period in 2006, primarily due to initial year marketing and enrollment costs incurred in the 2006 period for Medicare Part D plans through the conclusion of the initial open enrollment period on May 15, 2006.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin was 59.4% for the six months ended June 30, 2007, compared to 25.1% for the same period in 2006, due to the factors discussed above.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $1.2 million, or 46%, to $1.4 million for the six months ended June 30, 2007, from $2.6 million for the same period in 2006. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and prescription drug card fulfillment services related to our Medical Products segment. Due to changes in our patient acquisition strategy, advertising, marketing and creative costs decreased by approximately $1.2 million, to $0.5 million in the six months ended June 30, 2007, from $1.7 million for the same period in 2006. As a percentage of net product sales, patient acquisition and related costs were 6.7% for the six months ended June 30, 2007, compared to 12.2% for the same period in 2006.
Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses, which relate to our Medical Products segment, consist primarily of costs to service our existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs, and are classified as operating expenses as they are not a direct cost of products sold. Patient service and fulfillment expenses decreased approximately $0.1 million, or 4%, to $4.4 million for the six months ended June 30, 2007, from $4.5 million for the same period in 2006. The decrease in patient service and fulfillment expenses was primarily due to lower shipping costs mainly derived from switching to less costly methods of shipping. As a percentage of net product sales, patient service and fulfillment expenses were 20.5% for the six months ended June 30, 2007, compared to 20.9% for the same period in 2006.
General and Administrative Expenses. General and administrative expenses decreased approximately $4.8 million, or 30%, to $11.2 million for the six months ended June 30, 2007, from $16.0 million for the same period in 2006. The decrease in general and administrative expenses was primarily due to approximately $4.2 million lower corporate payroll and payroll related costs, including approximately $1.2 million of severance costs in the 2006 period, due primarily to reductions in headcount, and approximately $0.5 million of lower occupancy costs. As a percentage of total revenue, general and administrative expenses were 31.3% for the six months ended June 30, 2007, compared to 35.8% for the same period in 2006.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, decreased approximately $0.5 million, or 32%, to $1.3 million for the six months ended June 30, 2007, from $1.8 million for the same period in 2006. As a percentage of net product sales, the provision declined to 5.9% for the six months ended June 30, 2007, compared to 8.5% for the same period in 2006, primarily due to improved billing and collections results.

Depreciation and Amortization. Depreciation and amortization increased approximately $0.2 million, or 37%, to $0.9 million for the six months ended June 30, 2007, from $0.7 million for the same period in 2006. The increase in depreciation and amortization was primarily due to increased to increased amortization of assets acquired in 2007, including acquired customer lists.
Other Expense, net. Other expense, net, which was almost entirely comprised of interest expense, increased approximately $0.5 million, or 37%, to approximately $1.9 million for the six months ended June 30, 2007, from $1.4 million for the same period in 2006. The increase was primarily due to interest incurred under capital leases entered into during 2007 and balances outstanding under the term loan originated in April 2007.
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
Since our inception, we have used significant amounts of cash in our operations and have incurred net losses of approximately $1.7 million, $11.3 million, and $19.8 million for the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005, respectively. As of June 30, 2007, we had cash and cash equivalents of approximately $1.1 million and negative working capital of approximately $1.6 million.
For the six months ended June 30, 2007, we used approximately $2.4 million of net cash in operating activities. Our use of cash in operating activities during the first six months of 2007 primarily relates to a change in the timing of invoicing to CIGNA related to the service fee arrangement effective for the 2007 Medicare Part D plan year, which resulted in an increase in accounts receivable as of June 30, 2007, as compared to December 31, 2006.
For the six months ended June 30, 2007, we used approximately $3.2 million of net cash in investing activities related to the acquisition of customer lists and property and equipment to support the growth of our business and improve operational efficiency. For the six months ended June 30, 2007, financing activities provided approximately $2.5 million of net cash, primarily related to draws under our new term loan, described below.
We have a revolving credit agreement in the principal amount of up to $10.0 million. The borrowing availability under the revolving credit agreement, which matures on April 30, 2010, is limited by a borrowing base formula based upon our eligible receivables and inventory. As of June 30, 2007, the balance outstanding on the line was $2.5 million and the unused portion available under the revolving line of credit was approximately $2.1 million.
On April 11, 2007, our revolving credit agreement was amended and restated to, among other things, add a $7.0 million multi-draw term loan to the credit facility. On April 11, 2007, $1.5 million in proceeds from the term loan were funded into a restricted deposit account to serve as collateral for the facility as required under the amended and restated agreement. The remaining $5.5 million of the term loan is restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets, and is to be drawn upon from time to time for such purposes. Through June 30, 2007, we have borrowed approximately $2.7 million under the term loan facility for such acquisitions and the total amount outstanding under the term loan as of June 30, 2007, was approximately $4.2 million. Interest on the outstanding principal balance of the term loan is payable monthly at an annual rate of prime plus 1.0%. Payment of the principal balance outstanding under the term loan is to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008. The amended and restated agreement also adjusted the financial covenants of the credit facility and added a covenant related to our diabetic patient count.

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
In August 2005, we entered into a joint venture with US Bioservices Corporation (US Bio) to develop and operate a specialty pharmacy business. US Bio and we determined that the terms of the program subsequently established by the Centers for Medicare and Medicaid Services were not economically viable and on September 27, 2006, we entered into an agreement with US Bio to dissolve the joint venture. As a condition of the dissolution agreement, we agreed to pay a termination fee to US Bio in the amount of $1.5 million, evidenced by a non-interest bearing promissory note to US Bio maturing on February 21, 2008.
On February 5, 2007, as amended on June 29, 2007, we entered into a lease agreement for certain telecommunications equipment and computer software. The lease, which provides for monthly payments of approximately $71,000 through June 30, 2010, is being accounted for as a capital lease. As of June 30, 2007, the related capital lease obligation totaled approximately $2.1 million.
On September 5, 2006, we sold our discount prescription drug card business for $6.0 million. The purchase price is subject to a potential downward adjustment, of up to $1.0 million, based on the volume of claims processed by the buyer in connection with the discount prescription drug card business through September 5, 2007. As of June 30, 2007, we have recorded a current liability of $1.0 million related to the potential purchase price adjustment. Management believes that additional opportunities are available to raise cash from the sale of a portion of our assets.
We believe our cash and cash equivalents, and other available financing sources, will be sufficient to meet our working capital and capital expenditure needs for our business operations, and that we have sufficient liquidity to continue as a going concern.
Off-Balance-Sheet Arrangements
As of June 30, 2007, we did not have any significant off-balance-sheet arrangements.
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

In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires the disclosure of fair value of financial instruments according to a fair value hierarchy. Additionally, certain disclosures are required regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on our operating results, cash flows or financial position.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities. The interest rate on our line of credit is tied to Citibank N.A.’s prime rate. A 100 basis point change in these rates would have an impact of approximately $67,000 on our annual interest expense, assuming the amount drawn on our credit facility remained consistent with the balance as of June 30, 2007.
Item 4T. Controls and Procedures
In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, we recognize that any such controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 16, 2005, we entered into a Separation Agreement and General Release with Mr. Gregg terminating his employment as of that date. In addition to severance payments of $1.15 million, the separation agreement affirmed Mr. Gregg’s ability to exercise his put right under his employment agreement to request that we arrange for the purchase by a third party of up to $3,000,000 worth of NationsHealth common stock from Mr. Gregg. Mr. Gregg has the right to require us to purchase up to $3,000,000 worth of his NationsHealth common stock held by RGGPLS LC (“RGGPLS”) on Mr. Gregg’s behalf, provided that we are not required to purchase more than $1,500,000 worth of such common stock in any calendar year. Under certain circumstances, we may pay such amounts over a period of up to three years. In lieu of a cash payment, we have the option to register such common stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended or to sell such common stock pursuant to an exemption from the registration requirements under the Act. On April 4, 2007, Mr. Gregg partially exercised his Put Right to require the Company to purchase $750,000 of his common stock, representing 500,000 shares based on the closing price of $1.50 per share on the trading day prior to the put notice. The Company exercised its option to cause the shares to be sold, as promptly as is reasonably practicable, pursuant to a registration statement under the Act, or pursuant to an exemption from the registration requirements of the Act. To the extent that the put shares are sold at a price less than the price on the date of the put, the Company will be required to make a cash payment to Mr. Gregg for the difference. On July 16, 2007, in connection with RGGPLS’s transfer to Mr. Gregg of 288,000 shares of the Company’s common stock, Mr. Gregg executed an acknowledgement that the proceeds from any sale by him of the 288,000 shares to any third party shall satisfy a portion of the Company’s obligation pursuant to the Put Right equal to the number of shares sold multiplied by the per share price.

In addition to the risk factors described above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Forms 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of the stockholders of NationsHealth, Inc. held on June 4, 2007, stockholders voted to elect four Class III directors to serve until the 2010 Annual Meeting of Stockholders, as follows:

	For	Against	Withheld

Arthur Spector	25,269,129	—	44,244
Glenn M. Parker, M.D.	25,268,659	—	44,714
Elliot F. Hahn, Ph.D.	25,598,273	—	15,100
Timothy Fairbanks	25,267,999	—	45,374
Item 6. Exhibits
(a) Exhibits
See the Exhibit Index immediately following the signature page for a description of the documents that are filed or furnished as exhibits to this Report on Form 10-Q or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSHEALTH, INC.
Date: August 14, 2007	By:	/s/ Glenn M. Parker
		Name:	Glenn M. Parker
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Timothy Fairbanks
		Name:	Timothy Fairbanks
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2007	By:	/s/ Bryan Happ
		Name:	Bryan Happ
		Title:	Chief Accounting Officer (Principal Accounting Officer)

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit
No.	Description

10.1	Acknowledgement by Robert Gregg to NationsHealth, Inc. dated July 16, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.