Form 10-Q
period 2007-09-30
NationsHealth, Inc.
filed 2007-11-14
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50348
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 9, 2007, 29,345,947 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

NATIONSHEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$653	$4,224
Accounts receivable, net of allowances of $14,287 and $12,451, respectively	10,370	6,075
Inventory	3,074	1,636
Costs related to billings in process, net	698	565
Prepaid expenses and other current assets	674	748

Total current assets	15,469	13,248
Property and equipment, net	5,007	3,557
Customer contract intangible, net	8,724	11,632
Acquired customer lists, net	3,429	363
Other intangible assets, net	982	—
Goodwill	987	—
Other assets, net	3,208	1,588

Total assets	$37,806	$30,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,798	$3,026
Accrued expenses	5,578	9,069
Promissory note payable, net	1,439	—
Current portion of long-term debt	2,767	—
Line of credit	2,500	2,500

Total current liabilities	18,082	14,595

Long-Term Liabilities:
Convertible notes, related party, net	7,338	6,316
Long-term debt	6,250	—
Promissory note payable, net	—	1,328
Other long-term liabilities	1,163	782

Total long-term liabilities	14,751	8,426

Stockholders’ Equity:
Common stock	3	3
Additional paid-in capital	73,906	70,816
Accumulated deficit	(68,936)	(63,452)

Total stockholders’ equity	4,973	7,367

Total liabilities and stockholders’ equity	$37,806	$30,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenue:
Net product sales	$10,728	$11,811	$32,003	$33,555
Prescription drug card revenue	—	671	—	3,983
Service revenue	7,447	7,314	21,949	26,889

	18,175	19,796	53,952	64,427
Cost of product sales	5,140	4,233	13,527	14,424
Cost of services	2,565	2,430	8,696	25,685

Gross Profit	10,470	13,133	31,729	24,318

Operating Expenses:
Patient acquisition and related costs	1,242	149	2,661	2,793
Patient service and fulfillment	2,340	1,839	6,708	6,382
General and administrative	7,898	6,457	19,093	22,428
Provision for doubtful accounts	226	998	1,489	2,844
Depreciation and amortization	1,717	1,333	4,571	3,938
Gain on sale of business line	(338)	(5,000)	(338)	(5,000)
Impairment of investment in joint venture	—	559	—	1,292

	13,085	6,335	34,184	34,677

Income (Loss) from Operations	(2,615)	6,798	(2,455)	(10,359)

Other Income (Expense):
Interest expense , related party	(685)	(619)	(2,003)	(1,814)
Other interest expense, net	(471)	(159)	(1,026)	(334)

	(1,156)	(778)	(3,029)	(2,148)

Net Income (Loss)	$(3,771)	$6,020	$(5,484)	$(12,507)

Earnings (Loss) Per Share:
Basic	$(0.13)	$0.22	$(0.19)	$(0.45)

Diluted	$(0.13)	$0.22	$(0.19)	$(0.45)

Weighted average shares outstanding:
Basic	28,314	27,919	28,147	27,871

Diluted	28,314	27,921	28,147	27,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(5,484)	$(12,507)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Provision for doubtful accounts	1,489	2,844
Provision for sales allowances and returns	746	1,635
Reserve for (recovery of) costs related to billings in process	176	(396)
Depreciation and amortization	5,089	4,311
Amortization of note discount	1,133	833
Amortization of deferred loan costs and other non-cash interest charges, net	400	195
Stock-based compensation	2,627	1,958
Gain on sale of business line	(338)	(5,000)
Impairment of investment in joint venture	—	1,292
Other non-cash charges	—	450
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(4,760)	(1,671)
Inventory	(563)	52
Costs related to billings in process	(308)	391
Prepaid expenses and other assets	(472)	145
Increase (decrease) in:
Accounts payable and accrued expenses	(2,229)	(15,410)
Deferred revenue	—	439

Net cash and cash equivalents used in operating activities	(2,494)	(20,439)

Cash Flows from Investing Activities:
Proceeds from sale of business line	—	7,600
Maturity of available for sale investments	—	923
Asset acquisitions	(2,803)	—
Acquisition of Diabetes Care and Education, Inc., net of cash acquired	(2,494)	—
Acquisition of property and equipment	(787)	(1,212)

Net cash and cash equivalents (used in) provided by investing activities	(6,084)	7,311

Cash Flows from Financing Activities:
Proceeds from exercise of warrants	—	2,000
Draws on term loan	6,768	—
Deposit of restricted cash under credit facility	(1,500)	—
Proceeds from exercise of stock options	—	17
Repurchase of common stock	(16)	—
Principal payments under capital lease obligations	(245)	(97)

Net cash and cash equivalents provided by financing activities	5,007	1,920

Net Decrease in Cash and Cash Equivalents	(3,571)	(11,208)
Cash and Cash Equivalents, Beginning of Period	4,224	13,971

Cash and Cash Equivalents, End of Period	$653	$2,763

Non-cash Investing and Financing Activities:

Property and equipment acquired under capital leases	$2,437	$—

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
The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 that was filed with the SEC on March 30, 2007. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of annual results.
2. REVENUE RECOGNITION
The Company recognizes revenue related to product sales upon shipment of patient orders, provided that risk of loss has passed to the patient and the required written forms to bill Medicare, other third party payors, and patients have been received and verified. Revenue is recorded at amounts expected to be collected from Medicare, other third party payors, and directly from patients. Where applicable, contractual adjustments are recorded for the difference between reimbursement amounts and revenue recorded per the billing system. Such adjustments are recorded as a reduction of both gross revenue and accounts receivable. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to billings in process, consisting of the cost of products shipped, are deferred and presented as costs related to billings in process, net in the Company’s condensed consolidated balance sheets, and are charged to cost of product sales at the time the related revenue is recognized.
Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to other third party payors or directly to patients. Revenue from Medicare, which relates to the Company’s Medical Products segment, represented approximately 34% and 47% of total revenue for the three months ended September 30, 2007 and 2006, respectively, and approximately 37% and 42% of total revenue for the nine months ended September 30, 2007 and 2006, respectively.

Prior to October 1, 2005, the Company provided individuals with discount prescription drug cards, which were accepted at over 50,000 pharmacies nationwide (the “Discount Prescription Drug Card Business”). Each time a cardholder saved money using one of these cards, the Company received a fee ranging from $0.70 to $1.30 per transaction. Revenue was recognized in the period the transaction occurred. Additionally, the Company earned manufacturer rebates when cardholders purchased certain drugs using the card. Revenue from manufacturer rebates was recognized when earned and the amount fixed and determinable. On September 5, 2006, the Company sold the Discount Prescription Drug Card Business (see Note 5). Accordingly, the Company recognized no revenue from the Discount Prescription Drug Card Business for the three and nine months ended September 30, 2007.
Revenue related to the Company’s Insurance Services segment is recognized when earned as the services are performed and is presented in the accompanying condensed consolidated statements of operations as service revenue. The direct costs of providing contracted services, including advertising, marketing and creative services, performed on behalf of these clients, are shown as cost of services in arriving at gross profit. Revenue from Connecticut General Life Insurance Company (“CIGNA”), which is included in the Company’s Insurance Services segment, represented approximately 41% and 37% of total revenue for the three months ended September 30, 2007 and 2006, respectively, and approximately 39% and 42% of total revenue for the nine months ended September 30, 2007 and 2006, respectively.
3. BUSINESS COMBINATION
On September 4, 2007, the Company acquired all of the issued and outstanding capital stock of Diabetes Care and Education, Inc. (“DC&E”). DC&E is a provider of insulin pumps, pump supplies and blood glucose monitoring equipment and supplies through its three facilities in Kentucky, North Carolina and South Carolina. DC&E also offers diabetes education to individuals with diabetes through its American Diabetes Association recognized education programs. This acquisition was made as part of the Company’s strategy to add customers and expand product offerings that are complimentary to its diabetes supplies business, and DC&E operations have become a part of the Company’s Medical Products segment. The Company paid cash at closing of $2,500,000 and issued 473,933 unregistered shares of its common stock with a fair value of approximately $479,000. The Company also incurred legal fees and a broker commission amounting to approximately $321,000, resulting in a total purchase price of approximately $3,300,000. The Company may also be obligated to pay additional cash consideration totaling up to $4,500,000 if revenue associated with DC&E’s operations in 2008, 2009 and 2010 exceed certain targets.
The Company estimated the fair value of DC&E’s identifiable intangible assets based upon a third-party valuation. Identifiable intangible assets recorded in connection with the DC&E acquisition were as follows:

Asset Class	Estimated Fair Value	Amortization Period
	(in thousands)
Provider contracts and relationships	$930	3 years
Customer list	870	3 years
Non-compete agreement	80	3 years

	$1,880

The Company recorded approximately $987,000, representing the excess of the purchase price of DC&E over the net amounts assigned to assets acquired and liabilities assumed, as goodwill.

The results of operations for DC&E are included in the Company’s consolidated statements of operations from the date of acquisition. The following pro forma consolidated results of operations assume that the acquisition of DC&E was completed as of January 1, 2007 (in thousands):

	Three Months Ended	Nine months Ended
	September 30, 2007	September 30, 2007

Total revenue	$19,978	$60,601
Net loss	$(3,821)	$(6,124)
Loss per share, basic and diluted	$(0.13)	$(0.21)
The pro forma results include certain purchase accounting adjustments such as the estimated changes in amortization expense on acquired intangible assets as well as interest expense on borrowings used to finance the acquisition. However, pro forma results do not include any revenue from cross-selling, cost savings or other effects of the planned integration of DC&E. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.
4. ASSET ACQUISITIONS
In addition to the intangible assets recorded in connection with the acquisition of DC&E, during the nine months ended September 30, 2007, the Company recorded intangible assets, totaling approximately $2,659,000 related to the acquisition of certain assets of diabetes supply companies. The purchase price is allocated to the assets acquired, including customer lists, inventory and other assets, if any, based on their relative fair values. Customer lists are recorded at their cost and are amortized on a straight-line basis over an estimated useful life of three years.
5. SALE OF DISCOUNT PRESCRIPTION DRUG CARD BUSINESS
On September 5, 2006, the Company sold its Discount Prescription Drug Card Business to HealthTran LLC (“HealthTran”) for $6,000,000 in cash (the “Purchase Price”). The Purchase Price was subject to a potential downward adjustment, of up to $1,000,000, based on the volume of claims processed by HealthTran related to the Discount Prescription Drug Card Business through September 5, 2007. Pursuant to the transaction, the Company recorded a liability of $1,000,000 related to the potential Purchase Price adjustment, which is included in accrued expenses in the accompanying condensed consolidated balance sheet at December 31, 2006. Based upon the actual claims volume through September 5, 2007, the final purchase price adjustment amounted to approximately $662,000, which is included in accrued expenses in the accompanying condensed consolidated balance sheet at September 30, 2007. Pursuant to the final purchase price adjustment, the Company recorded a gain of approximately $338,000 in the quarter ended September 30, 2007.
6. CREDIT FACILITY
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
The revolving line bears interest monthly at the higher of prime plus 2.5% or 6.5%, plus certain additional fees and charges. As of September 30, 2007, the rate under the revolving line was 10.51% per annum. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA, as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum liquidity, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of September 30, 2007, the outstanding balance under the line of credit was $2,500,000, and the unused portion available thereunder was approximately $2,559,000.
On April 11, 2007, the Company entered into a Third Amended and Restated Revolving Credit, Term Loan and Security Agreement with the lender (the “Third Amended and Restated Credit Agreement”). The Third Amended and Restated Credit Agreement retained the existing $10,000,000 revolving credit facility, the subjective acceleration clauses in the event of a material adverse event, as defined, and existing maturity date of the overall credit facility of April 30, 2010, and added a $7,000,000 multi-draw term loan (the “Term Loan”) to the credit facility. On April 11, 2007, $1,500,000 of proceeds from the Term Loan were funded into a restricted deposit account to serve as collateral for the facility as required under the Third Amended and Restated Credit Agreement. The remainder of the Term Loan is restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets. Through September 30, 2007, an additional $5,268,000 has been drawn on the Term Loan for such purposes, and as of September 30, 2007, the total balance outstanding under the Term Loan was approximately $6,768,000. Interest on the outstanding principal balance of the Term Loan is payable monthly at an annual rate of prime plus 1.0%. Payment of the principal balance outstanding under the Term Loan is to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008. The Third Amended and Restated Credit Agreement also adjusted the financial covenants of the credit facility and added a covenant related to the Company’s diabetic patient count. As of September 30, 2007, the Company was not in compliance with certain financial covenants under the agreement. On November 13, the Third Amended and Restated Credit Agreement was amended to adjust the financial covenants to account for the Company’s actual and projected financial results.
In connection with the Third Amended and Restated Credit Agreement, on April 11, 2007, the Company entered into a Second Amended and Restated Equity Participation Fee Agreement with the lender. Pursuant to this agreement, the Company has agreed to pay a fixed equity participation fee of $1,375,000 at the maturity date or on earlier termination of the credit facility. As of September 30, 2007, the Company had accrued approximately $641,000 related to the equity participation fee as additional interest expense.

7. CONVERTIBLE NOTES
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
The Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%, payable monthly. The Notes are secured by substantially all the Company’s assets, but are subordinated to the credit facility (see Note 6). The Notes may be subordinated to future indebtedness not to exceed $20,000,000 in the aggregate, or, if the Company achieves certain performance criteria, $25,000,000. The Holders may convert the Notes into shares of the Company’s common stock at a conversion price of $6.56 per share, subject to certain anti-dilution provisions. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by the Company. Through September 30, 2007, no events have occurred that would trigger adjustments for anti-dilution.
The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction. If Notes are redeemed at the option of the Company, other than upon a change of control transaction, the Holders may elect to receive either (i) the principal and unpaid interest (the “Par Redemption Price”) plus warrants with the exercise price and for the number of shares for which the Notes would have been convertible into immediately prior to such redemption, or (ii) 110% of the principal amount of the Notes plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price. Through September 30, 2007, no events have occurred that would trigger any of these rights.
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

8. COMMITMENTS AND CONTINGENCIES
Capital Lease
On February 5, 2007, as amended on June 29, 2007 and August 24, 2007, the Company entered into a lease agreement for certain telecommunications equipment and computer software. The lease, which provides for monthly payments of approximately $71,000 through July 31, 2010, is being accounted for as a capital lease. As of September 30, 2007, the related capital lease obligation totaled approximately $1,977,000.
Employment Separation Agreement
On December 16, 2005 (the “Separation Date”), Robert Gregg, who served as the Company’s Chief Operating Officer until October 5, 2005, and the Company entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Gregg resigned from all employment roles that he held at the Company effective as of the Separation Date. The Separation Agreement affirmed Mr. Gregg’s ability to exercise his right under his employment agreement to request that the Company arrange for the purchase of up to $3,000,000 worth of the Company’s common stock from Mr. Gregg (the “Put Right”). Mr. Gregg has the right to require the Company to purchase up to $3,000,000 worth of the Company’s common stock, held by RGGPLS, LLC (“RGGPLS”), the controlling stockholder of the Company, on Mr. Gregg’s behalf, provided that the Company is not required to purchase more than $1,500,000 worth of such common stock in any calendar year. Under certain circumstances, the Company may pay such amounts over a period of up to three years. In lieu of a cash payment, the Company has the option to register such shares of the Company’s common stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended (the “Act”) or to arrange for the sale of such shares of the Company’s common stock pursuant to an exemption from the registration requirements under the Act.
On April 4, 2007, Mr. Gregg partially exercised his Put Right to require the Company to purchase $750,000 of the Company’s common stock beneficially owned by Mr. Gregg, representing 500,000 shares based on the closing price of $1.50 per share on the trading day prior to the put notice. The Company notified Mr. Gregg of its intention to cause such shares to be sold, as promptly as is reasonably practicable, pursuant to a registration statement under the Act, or pursuant to an exemption from the registration requirements of the Act. To the extent that these put shares are sold at a price less than the price on the date of the put, the Company will be required to make a cash payment to Mr. Gregg for such shortfall amount. On July 16, 2007, in connection with RGGPLS’s transfer to Mr. Gregg of 288,000 shares of the Company’s common stock, Mr. Gregg executed an acknowledgement that the proceeds from any sale by him of the 288,000 shares in the open market or to any third party shall satisfy a portion of the Company’s obligation pursuant to the Put Right equal to the number of shares sold multiplied by the per share price. Based upon shares sold by Mr. Gregg to date and the remaining shares under the April 4, 2007 put, the Company has accrued approximately $340,000 at September 30, 2007 related to the estimated shortfall from the price on the date of the put.
Medicare Audit
In January 2007, the Company was notified by a third party Medicare contractor that based solely on its review of 100 Medicare beneficiaries representing 265 services billed between November 2003 and April 2004, it was estimated that the Company had received an extrapolated overpayment of approximately $1,374,000. The Company objected to this assertion and responded by providing additional documentation and explanation of the questioned billings. Thereafter, the third-party contractor reduced the extrapolated overpayment estimate to approximately $500,000, and on May 1, 2007, the Company received a demand letter for repayment of this amount. The Company appealed the repayment demand and submitted additional supporting documentation to the third-party contractor. As a result of this appeal, the Company has received notice that all but an immaterial amount of the total overpayment has been reversed in the Company’s favor.

9. SEGMENT INFORMATION
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
The Company’s management evaluates performance and allocates resources based primarily on segment revenues and profit or loss from operations. Segment profit or loss from operations for the reportable segments includes certain sales, marketing, fulfillment, and general and administrative expenses directly attributable to the segment and excludes certain corporate amounts that are managed outside of, and not allocated to, the reportable segments. The accounting policies of the Company’s reportable segments are the same as for the Company on a consolidated basis. For purposes of the Company’s segment reporting, the Direct-to-Consumer and Retail operating divisions are aggregated in the Medical Products segment.
Revenues and segment profit (loss) for the Company’s reportable segments for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Medical Products (1)	$10,728	$12,482	$32,003	$37,538
Insurance Services	7,447	7,314	21,949	26,889

Consolidated revenue	$18,175	$19,796	$53,952	$64,427

Segment profit (loss):
Medical Products	$(62)	$3,431	$3,031	$7,295
Insurance Services	3,965	3,730	10,682	(1,815)
Unallocated amounts:
Amortization of customer contract intangible	(969)	(969)	(2,908)	(2,908)
Impairment of investment in joint venture	—	(559)	—	(1,292)
Gain on sale of business line	338	5,000	338	5,000
Other corporate expenses	(5,887)	(3,835)	(13,598)	(16,639)

Consolidated income (loss) from operations	$(2,615)	$6,798	$(2,455)	$(10,359)

(1)	Revenue for the Medical Products segment includes net product sales and prescription drug card revenue for the periods in 2006.

Effective beginning with the quarter ended September 30, 2006, the Company changed certain of its expense allocations among its reportable segments. The effect of these changes was to decrease segment profit by approximately $1,019,000 and $787,000 for the nine months ended September 30, 2006 and 2007, respectively, for the Medical Products segment and by approximately $615,000 and $1,766,000 for the nine months ended September 30, 2006 and 2007, respectively, for the Insurance Services segment. Conversely, unallocated other corporate expenses were decreased by approximately $1,634,000 and $2,553,000 for the nine months ended September 30, 2006 and 2007, respectively.
10. INCOME TAXES
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes and expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and September 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company does not expect that unrecognized tax benefits will increase within the next 12 months. In the event the Company was to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2004 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

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
•
Our common stock is subject to delisting from The NASDAQ Capital Market and despite the compliance periods and appeals process, our common stock may still be subject to delisting from The NASDAQ Capital Market.

As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. Other than as updated in Part II, Item 1A herein, these risks and uncertainties are discussed in more detail in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.
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

As of September 30, 2007, we were engaged in two reportable business segments: Medical Products and Insurance Services. Additional information regarding our business segments can be found in Note 9 of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Medical Products
Home Delivery of Medical Products
We distribute medical equipment and supplies and dispense physician-prescribed medications nationally from our licensed pharmacy in the State of Florida. We currently provide home delivery of diabetes, ostomy and other medical products, including impotency devices, heating pads, prescription medications, and insulin pumps and pump supplies. These products are generally covered under Medicare Part B, Medicare Part D, state Medicaid programs or through relationships with managed care organizations. As of September 30, 2007, we had approximately 77,000 patients to whom we or Diabetes Care and Education, Inc., which we acquired via stock acquisition in September 2007, have shipped medical products and supplies in the last 15 months and that have not cancelled our service.
The Federal Medicare program provides reimbursement to its beneficiaries for a number of products under Medicare’s Part B or Part D coverages. Products covered under Part B include, among other items, supplies used to treat diabetes and ostomy, and Part D covers self-administered prescription drugs. Medicare Part B pays us 80% of the Medicare allowable fees for these products after the beneficiary has satisfied his or her annual deductible amount, and we bill the remaining balance to either third party payors, such as a patient’s supplemental insurance carrier, or, where permitted, directly to the patient. We accept assignments of Medicare benefits, ship supplies and medications to patients and bill and receive payments from Medicare and certain private insurers on behalf of patients (and bill patients or their supplemental insurers for any co-payment and/or deductible). Revenue from Medicare, which relates to our Medical Products segment, represented approximately 34% and 47% of our total revenue for the three months ended September 30, 2007 and 2006, respectively, and approximately 37% and 42% of our total revenue for the nine months ended September 30, 2007 and 2006, respectively.
On September 4, 2007, we acquired all of the issued and outstanding capital stock of Diabetes Care and Education, Inc. (DC&E). DC&E is a provider of insulin pumps, pump supplies and blood glucose monitoring equipment and supplies through its three facilities in Kentucky, North Carolina and South Carolina. DC&E also offers diabetes education to individuals through its American Diabetes Association recognized education programs. This acquisition was made as part of our strategy to add customers and expand product offerings that are complimentary to our diabetes supplies business, and DC&E has become a part of our Medical Products segment. We paid cash at closing of $2.5 million and issued 473,933 unregistered shares of our common stock with a fair value of approximately $0.5 million. We may also be obligated to pay additional cash consideration totaling up to $4.5 million if revenue associated with DC&E’s operations in 2008, 2009 and 2010 exceed certain targets.
Retail Program
Our retail program with Kmart Corporation (Kmart) provided Medicare beneficiaries the ability to pick up their diabetes supplies from us at over 1,100 Kmart pharmacies nationwide without paying upfront for their supplies. Our contract with Kmart expired by its terms on January 1, 2007 and was not renewed. We continued to service these patients at Kmart stores through March 2007. The impact of the expiration of the Kmart contract on our operating results was not significant for the first nine months of 2007, and is not expected to significantly impact our operating results in future periods.

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
Insurance Services
We entered into an agreement with CIGNA effective May 5, 2005, with an initial term through December 31, 2009, to provide services to CIGNA in connection with CIGNA’s offering of its national Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement combines CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and our experience with regard to Medicare and enrolling individual Medicare eligible beneficiaries. Pursuant to this agreement, the services we provided to CIGNA included marketing, insurance agent training and licensing, member enrollment and service, distribution, billing and collections. We trained and developed a team of licensed healthcare insurance agents and began enrolling beneficiaries in CIGNA’s Medicare Part D prescription drug plans throughout the United States on November 15, 2005, the first day of open enrollment for the 2006 plan year, and plan benefits began on January 1, 2006.
On May 26, 2006, our agreement with CIGNA was amended and restated. This amended and restated agreement modified the compensation terms to provide for a predictable service fee arrangement starting with the 2007 plan year and continuing through December 31, 2009. Under the amended and restated agreement, we continue to provide CIGNA with certain enrollee service activities and, at the option of CIGNA, selected marketing and enrollment services. Furthermore, under the amended and restated agreement, we may provide services, such as education, marketing, enrollment and member service, to other Medicare Part D insurers and CIGNA may use other vendors to provide them with services for their Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if they do not meet specified thresholds of enrollees we service. In the fourth quarter of 2006, we began entering into agreements to provide plan marketing, enrollment and advisory services to other Medicare prescription drug and benefit providers. Revenue from CIGNA represented approximately 41% and 37% of our total revenue for the three months ended September 30, 2007 and 2006, respectively, and approximately 39% and 42% of our total revenue for the nine months ended September 30, 2007 and 2006, respectively.
Critical Accounting Policies
In our Annual Report on Form 10-K for the year ended December 31, 2006, our critical accounting policies and estimates were identified as those relating to revenue recognition and accounts receivable, allowances for doubtful accounts, allowances for costs related to billings in process, and patient acquisition and related costs. We reviewed our policies and determined that there have been no significant changes to our critical accounting policies for the quarter ended September 30, 2007.

Results of Operations
The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenue for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine months Ended September 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Revenue:
Net product sales	$10,728	59.0%	$11,811	59.7%	$32,003	59.3%	$33,555	52.1%
Prescription drug card revenue	—	—	671	3.4	—	—	3,983	6.2
Service revenue	7,447	41.0	7,314	36.9	21,949	40.7	26,889	41.7

	18,175	100.0	19,796	100.0	53,952	100.0	64,427	100.0

Cost of product sales	5,140	28.3	4,233	21.4	13,527	25.1	14,424	22.4
Cost of services	2,565	14.1	2,430	12.3	8,696	16.1	25,685	39.9

Gross Profit	10,470	57.6	13,133	66.3	31,729	58.8	24,318	37.7

Operating Expenses:
Patient acquisition and related costs	1,242	6.8	149	0.8	2,661	4.9	2,793	4.3
Patient service and fulfillment	2,340	12.9	1,839	9.3	6,708	12.4	6,382	9.9
General and administrative	7,898	43.5	6,457	32.6	19,093	35.4	22,428	34.8
Provision for doubtful accounts	226	1.2	998	5.0	1,489	2.8	2,844	4.4
Depreciation and amortization	1,717	9.4	1,333	6.7	4,571	8.5	3,938	6.1
Gain on sale of business line	(338)	(1.9)	(5,000)	(25.3)	(338)	(0.6)	(5,000)	(7.8)
Impairment of investment in joint venture	—	—	559	2.8	—	—	1,292	2.0

	13,085	72.0	6,335	32.0	34,184	63.4	34,677	53.8

Income (Loss) from Operations	(2,615)	(14.4)	6,798	34.3	(2,455)	(4.6)	(10,359)	(16.1)

Other expense, net	(1,156)	(6.4)	(778)	(3.9)	(3,029)	(5.6)	(2,148)	(3.3)

Net income (loss)	$(3,771)	(20.7%)	$6,020	30.4%	$(5,484)	(10.2%)	$(12,507)	(19.4%)

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenue. Total revenue decreased approximately $1.6 million, or 8%, to $18.2 million for the three months ended September 30, 2007, from $19.8 million for the same period in 2006. Service revenue from our Insurance Services segment increased approximately $0.1 million, or 2%, to $7.4 million for the three months ended September 30, 2007, compared to $7.3 million for the same period in 2006. The increase in service revenue is primarily related to increased enrollment in CIGNA’s Medicare Part D Plans in 2007 and changes to our fee arrangement beginning with the 2007 plan year.

Revenue from our Medical Products segment, which includes prescription drug card revenue for the 2006 period, decreased approximately $1.8 million, or 14%, to $10.7 million for the three months ended September 30, 2007, from $12.5 million for the same period in 2006. This decrease was primarily due to lower net sales of diabetes supplies under Medicare Part B, from expected attrition of our patient base and the termination of our contract with Kmart. Another cause for the decrease was the sale of our discount prescription drug card business in September 2006, which contributed approximately $0.7 million to revenue in the three months ended September 30, 2006. These decreases were partially offset by higher net sales from our pharmacy operations and from the acquisition of DC&E on September 4, 2007.
Cost of Product Sales. Cost of product sales, which relates to our Medical Products segment, increased approximately $0.9 million, or 21%, to $5.1 million for the three months ended September 30, 2007, from $4.2 million for the same period in 2006. The increase was primarily related to new business lines and changes in product mix, with higher revenue from our pharmacy and insulin pump supplies and lower diabetes supplies sales, as discussed above. Gross margins on product sales were 52.1% in the third quarter of 2007, compared to 64.2% in the same period in 2006, primarily as a result of changes in product mix as discussed above.
Cost of Services. Cost of services, which relates to our Insurance Services segment, consists of the direct costs of providing services to Medicare plan providers for their Medicare insurance programs. Cost of services increased approximately $0.2 million, or 6%, to approximately $2.6 million for the three months ended September 30, 2007, compared to approximately $2.4 million for the same period in 2006, primarily to service the higher number of enrollees in CIGNA’s Medicare Part D prescription drug plans and changes to our fee arrangement beginning with the 2007 plan year.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin was 57.6% for the three months ended September 30, 2007, compared to 66.3% for the same period in 2006, due to the factors discussed above.
Patient Acquisition and Related Costs. Patient acquisition and related costs increased approximately $1.1 million, or 734%, to $1.2 million for the three months ended September 30, 2007, from $0.1 million for the same period in 2006. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and sales payroll related to our Medical Products segment. The increase in patient acquisition and related costs primarily related to increased spending on marketing and sales activities, including internet leads and trade shows, and higher sales payroll associated with increased headcount. As a percentage of net product sales, patient acquisition and related costs were 11.6% for the three months ended September 30, 2007, compared to 1.3% for the same period in 2006.
Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses, which relate to our Medical Products segment, consist primarily of costs to service our existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs, and are classified as operating expenses as they are not a direct cost of products sold. Patient service and fulfillment increased approximately $0.5 million, or 27%, to $2.3 million for the three months ended September 30, 2007, from $1.8 million for the same period in 2006, primarily from higher payroll related to our expansion into new business lines. As a percentage of net product sales, patient service and fulfillment expenses were 21.8% for the three months ended September 30, 2007, compared to 15.6% for the same period in 2006.

General and Administrative Expenses. General and administrative expenses increased approximately $1.4 million, or 22%, to $7.9 million for the three months ended September 30, 2007, from $6.5 million for the same period in 2006. The increase in general and administrative expenses was primarily due to higher stock-based compensation expense associated with the acceleration of vesting of certain restricted stock awards and higher severance costs, partially offset by lower accruals for discretionary year-end bonuses. As a percentage of total revenue, general and administrative expenses were 43.5% for the three months ended September 30, 2007, compared to 32.6% for the same period in 2006.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, decreased approximately $0.8 million, or 77%, to $0.2 million for the three months ended September 30, 2007, from $1.0 million for the same period in 2006. As a percentage of net product sales, the provision declined to 2.1% for the three months ended September 30, 2007, compared to 8.4% for the same period in 2006, primarily due to improved billing and collections results.
Depreciation and Amortization. Depreciation and amortization increased approximately $0.4 million, or 29%, to $1.7 million for the three months ended September 30, 2007, from $1.3 million for the same period in 2006. The increase in depreciation and amortization was primarily due to increased depreciation and amortization of assets acquired in 2007, including equipment, software, acquired customer lists and other intangible assets.
Gain on Sale of Business Line. On September 5, 2006, we sold the assets relating to our discount prescription drug card business to HealthTran LLC (HealthTran) for $6.0 million. The purchase price was subject to a potential downward adjustment, of up to $1.0 million, based on the volume of claims processed by HealthTran in connection with the discount prescription drug card business through September 5, 2007. Pursuant to the transaction, we recorded a gain of $5.0 million during the quarter ended September 30, 2006 and a deferred gain of $1.0 million, related to the potential purchase price adjustment. Based upon the actual claims volume through September 5, 2007, the final purchase price adjustment amounted to approximately $0.7 million, resulting in an additional $0.3 million gain on sale of business line during the quarter ended September 30, 2007.
Impairment of Investment in Joint Venture. We recorded an impairment charge during the quarter ended June 30, 2006 to write down our investment in the Specialty Rx joint venture to its estimated net realizable value as of that date, based upon the value of consideration we expected to receive in the proposed dissolution being negotiated at the time. In connection with the dissolution agreement, we recorded an additional impairment charge of $0.6 million during the quarter ended September 30, 2006. The impairment charge recorded, totaling $1.3 million, represented the net present value of the promissory note payable we issued for the termination fee related to the dissolution.
Other Expense, net. Other expense, net, which is almost entirely comprised of interest expense, increased approximately $0.4 million, or 49%, to approximately $1.2 million for the three months ended September 30, 2007, from $0.8 million for the same period in 2006. The increase was primarily due to amounts outstanding under the term loan originated in April 2007 and interest incurred under capital leases entered into during 2007.

Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006
Revenue. Total revenue decreased approximately $10.4 million, or 16%, to $54.0 million for the nine months ended September 30, 2007, from $64.4 million for the same period in 2006. Service revenue from our Insurance Services segment decreased approximately $5.0 million, or 18%, to $21.9 million for the nine months ended September 30, 2007, compared to $26.9 million for the same period in 2006. The decrease in service revenue is primarily related to lower revenue from services to CIGNA related to changes to our fee arrangement beginning with the 2007 plan year. Services to CIGNA for the nine months ended September 30, 2006 included approximately $9.9 million of revenue from initial year marketing and enrollment services for CIGNA’s Medicare Part D plans. This decrease was partially offset by higher revenue related to increased enrollment in CIGNA’s Medicare Part D Plans in 2007 and approximately $1.0 million of revenue from services to new insurance clients for the nine months ended September 30, 2007.
Revenue from our Medical Products segment, which includes prescription drug card revenue for the 2006 period, decreased approximately $5.5 million, or 15%, to $32.0 million for the nine months ended September 30, 2007, from $37.5 million for the same period in 2006. This decrease was primarily due to lower net sales of diabetes supplies under Medicare Part B from expected attrition of our patient base, the termination of our contract with Kmart and the sale of our discount prescription drug card business in September 2006, which contributed approximately $4.0 million to revenue in the nine months ended September 30, 2006. These decreases were partially offset by higher net sales from new product offerings, including pharmacy, insulin pumps and pump supplies, heating pads and impotency devices, and from the acquisition of DC&E on September 4, 2007.
Cost of Product Sales. Cost of product sales, which relates to our Medical Products segment, decreased approximately $0.9 million, or 6%, to $13.5 million for the nine months ended September 30, 2007, from $14.4 million for the same period in 2006. The decrease was primarily related to lower net product sales, as discussed above, and lower average unit costs for diabetes supplies due to shifts in sourcing of product, partially offset by product costs for new product offerings. Gross margins on product sales were 57.7% in the first nine months of 2007, compared to 57.0% in the same period in 2006, primarily as a result of lower average unit costs for diabetes supplies partially offset by changes in product mix.
Cost of Services. Cost of services, which relates to our Insurance Services segment, consists of the direct costs of providing services to Medicare plan providers for their Medicare insurance programs. Cost of services decreased approximately $17.0 million, or 66%, to approximately $8.7 million for the nine months ended September 30, 2007, compared to approximately $25.7 million for the same period in 2006, primarily due to initial year marketing and enrollment costs incurred in the 2006 period for CIGNA’s Medicare Part D plans through the conclusion of the initial open enrollment period on May 15, 2006 and changes to our fee arrangement beginning with the 2007 plan year.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin was 58.8% for the nine months ended September 30, 2007, compared to 37.7% for the same period in 2006, due to the factors discussed above.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $0.1 million, or 5%, to $2.7 million for the nine months ended September 30, 2007, from $2.8 million for the same period in 2006. Patient acquisition and related costs include advertising, marketing and creative costs, call center services, prescription drug card fulfillment services and sales payroll related to our Medical Products segment. The decrease in patient acquisition and related costs primarily related to lower spending on media advertising and prescription drug card fulfillment services, partially offset by increased spending on other marketing and sales activities, including internet leads and trade shows, and higher sales payroll associated with increased headcount. As a percentage of net product sales, patient acquisition and related costs were 8.3% for both the nine month periods ended September 30, 2007 and 2006.

Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses, which relate to our Medical Products segment, consist primarily of costs to service our existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs, and are classified as operating expenses as they are not a direct cost of products sold. Patient service and fulfillment expenses increased approximately $0.3 million, or 5%, to $6.7 million for the nine months ended September 30, 2007, from $6.4 million for the same period in 2006. The increase in patient service and fulfillment expenses was primarily due to higher payroll costs, partially offset by lower shipping costs mainly derived from switching to less costly methods of shipping. As a percentage of net product sales, patient service and fulfillment expenses were 21.0% for the nine months ended September 30, 2007, compared to 19.0% for the same period in 2006.
General and Administrative Expenses. General and administrative expenses decreased approximately $3.3 million, or 15%, to $19.1 million for the nine months ended September 30, 2007, from $22.4 million for the same period in 2006. The decrease in general and administrative expenses was primarily due to lower corporate payroll and payroll related costs, including lower accruals for discretionary year-end bonuses. As a percentage of total revenue, general and administrative expenses were 35.4% for the nine months ended September 30, 2007, compared to 34.8% for the same period in 2006.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, decreased approximately $1.3 million, or 48%, to $1.5 million for the nine months ended September 30, 2007, from $2.8 million for the same period in 2006. As a percentage of net product sales, the provision declined to 4.7% for the nine months ended September 30, 2007, compared to 8.5% for the same period in 2006, primarily due to improved billing and collections results.
Depreciation and Amortization. Depreciation and amortization increased approximately $0.7 million, or 16%, to $4.6 million for the nine months ended September 30, 2007, from $3.9 million for the same period in 2006. The increase in depreciation and amortization was primarily due to increased depreciation and amortization of assets acquired in 2007, including equipment, software, acquired customer lists and other intangible assets.
Gain on Sale of Business Line. On September 5, 2006, we sold the assets relating to our discount prescription drug card business to HealthTran for $6.0 million. The purchase price was subject to a potential downward adjustment, of up to $1.0 million, based on the volume of claims processed by HealthTran in connection with the discount prescription drug card business through September 5, 2007. Pursuant to the transaction, we recorded a gain of $5.0 million during the quarter ended September 30, 2006 and a deferred gain of $1.0 million, related to the potential purchase price adjustment. Based upon the actual claims volume through September 5, 2007, the final purchase price adjustment amounted to approximately $0.7 million, resulting in an additional $0.3 million gain on sale of business line during the quarter ended September 30, 2007.
Impairment of Investment in Joint Venture. We recorded an impairment charge totaling $1.3 million during the nine months ended September 30, 2006 to write down our investment in the Specialty Rx joint venture to its estimated net realizable value. The impairment charge recorded represents the net present value of the promissory note payable we issued for the termination fee related to the dissolution of the joint venture.
Other Expense, net. Other expense, net, which is almost entirely comprised of interest expense, increased approximately $0.9 million, or 41%, to approximately $3.0 million for the nine months ended September 30, 2007, from $2.1 million for the same period in 2006. The increase was primarily due to amounts outstanding under the term loan originated in April 2007 and interest incurred under capital leases entered into during 2007.

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
Since our inception, we have used significant amounts of cash in our operations and have incurred net losses of approximately $5.5 million, $11.3 million, and $19.8 million for the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, respectively. As of September 30, 2007, we had cash and cash equivalents of approximately $0.7 million and negative working capital of approximately $2.6 million.
For the nine months ended September 30, 2007, we used approximately $2.5 million of net cash in operating activities. Our use of cash in operating activities during the first nine months of 2007 primarily relates to a change in the timing of invoicing to CIGNA related to the service fee arrangement effective for the 2007 Medicare Part D plan year, which resulted in an increase in accounts receivable as of September 30, 2007, as compared to December 31, 2006.
For the nine months ended September 30, 2007, we used approximately $6.1 million of net cash in investing activities related to the acquisition of DC&E and customer lists, as well as property and equipment to support the growth of our business and improve operational efficiency. For the nine months ended September 30, 2007, financing activities provided approximately $5.0 million of net cash, primarily related to draws under our new term loan, described below.
We have a revolving credit agreement in the principal amount of up to $10.0 million. The borrowing availability under the revolving credit agreement, which matures on April 30, 2010, is limited by a borrowing base formula based upon our eligible receivables and inventory. As of September 30, 2007, the balance outstanding on the line was $2.5 million and the unused portion available under the revolving line of credit was approximately $2.6 million.
On April 11, 2007, our revolving credit agreement was amended and restated to, among other things, add a $7.0 million multi-draw term loan to the credit facility. On April 11, 2007, $1.5 million in proceeds from the term loan were funded into a restricted deposit account to serve as collateral for the facility as required under the amended and restated agreement. The remaining $5.5 million of the term loan is restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets, and is to be drawn upon from time to time for such purposes. Through September 30, 2007, we have borrowed approximately $5.3 million under the term loan facility for such acquisitions and the total amount outstanding under the term loan as of September 30, 2007, was approximately $6.8 million. Interest on the outstanding principal balance of the term loan is payable monthly at an annual rate of prime plus 1.0%. Payment of the principal balance outstanding under the term loan is to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008. The amended and restated agreement also adjusted the financial covenants of the credit facility and added a covenant related to our diabetic patient count. As of September 30, 2007, the Company was not in compliance with certain financial covenants under the agreement. On November 13, the Third Amended and Restated Credit Agreement was amended to adjust the financial covenants to account for the Company’s actual and projected financial results.
On September 4, 2007, we acquired all of the issued and outstanding capital stock of DC&E. At closing, we paid cash of $2.5 million and issued 473,933 unregistered shares of our common stock. We may also be obligated to pay additional cash consideration totaling up to $4,500,000 if revenue associated with DC&E’s operations in 2008, 2009 and 2010 exceed certain targets.

On February 28, 2005, we issued secured convertible notes with $15.0 million in principal value (the Notes) maturing on February 28, 2012, to MHR Capital Partners LP and two affiliated entities (the Holders). The Notes have a stated fixed annual interest rate of 7.75%, payable monthly and are secured by substantially all our assets, but are subordinated to borrowings under our credit facility. The Notes may be subordinated to future indebtedness not to exceed $20.0 million in the aggregate unless we achieve certain performance criteria as specified in the Notes, in which case the amount of senior debt may not exceed $25.0 million. The terms of the Notes allow the Holders, at their discretion, to convert all or part of the Notes into shares of our common stock at a conversion price of $6.56 per share, subject to adjustment for anti-dilution, which is limited and capped, as described in the Notes. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by us.
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
On February 5, 2007, as amended on June 29, 2007 and on August 24, 2007, we entered into a lease agreement for certain telecommunications equipment and computer software. The lease, which provides for monthly payments of approximately $71,000 through July 31, 2010, is being accounted for as a capital lease. As of September 30, 2007, the related capital lease obligation totaled approximately $2.0 million.
On September 5, 2006, we sold our discount prescription drug card business for $6.0 million. The purchase price was subject to a potential downward adjustment, of up to $1.0 million, based on the volume of claims processed by the buyer in connection with the discount prescription drug card business through September 5, 2007. Based upon the actual claims volume through September 5, 2007, the final purchase price adjustment amounted to approximately $0.7 million, which is included in accrued expenses in our consolidated balance sheet at September 30, 2007. Management believes that additional opportunities are available to raise cash from the sale of a portion of our assets.
We believe our cash and cash equivalents, and other available financing sources, will be sufficient to meet our working capital and capital expenditure needs for our business operations, and that we have sufficient liquidity to continue as a going concern.
Off-Balance-Sheet Arrangements
As of September 30, 2007, we did not have any significant off-balance-sheet arrangements.
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
Notice From NASDAQ
On October 2, 2007, we were advised by the NASDAQ Listing Qualifications Department that for at least 30 consecutive business days, the closing bid price of our common stock was below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Capital Market under Marketplace Rule 4310(c)(4).
We were provided until March 31, 2008, to regain compliance with the NASDAQ Marketplace Rule 4310(c)(4), and during this time, we will continue to trade on The NASDAQ Capital Market under the symbol “NHRX”. If at any time before March 31, 2008, the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the NASDAQ Staff will re-evaluate if we comply with the applicable rule. If compliance with the applicable rule cannot be demonstrated by March 31, 2008, the NASDAQ Staff will determine whether we meet The NASDAQ Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the NASDAQ Staff will grant an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the NASDAQ Staff will notify us that our common stock will be delisted. At that time, we may appeal the NASDAQ Staff’s determination to delist our common stock to a Listing Qualifications Panel. We are currently evaluating several alternatives to resolve the listing deficiency.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities. The interest rate on our line of credit is tied to Citibank N.A.’s prime rate. A 100 basis point change in these rates would have an impact of approximately $93,000 on our annual interest expense, assuming the amount drawn on our credit facility remained consistent with the balance as of September 30, 2007.
Item 4T. Controls and Procedures
In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, we recognize that any such controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 16, 2005, we entered into a Separation Agreement and General Release with Mr. Gregg terminating his employment as of that date. In addition to severance payments of $1.15 million, the separation agreement affirmed Mr. Gregg’s ability to exercise his put right under his employment agreement to request that we arrange for the purchase by a third party of up to $3,000,000 worth of NationsHealth common stock from Mr. Gregg. Mr. Gregg has the right to require us to purchase up to $3,000,000 worth of his NationsHealth common stock held by RGGPLS LLC (“RGGPLS”), the controlling stockholder of NationsHealth, on Mr. Gregg’s behalf, provided that we are not required to purchase more than $1,500,000 worth of such common stock in any calendar year. Under certain circumstances, we may pay such amounts over a period of up to three years. In lieu of a cash payment, we have the option to register such common stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended or to sell such common stock pursuant to an exemption from the registration requirements under the Act.

On April 4, 2007, Mr. Gregg partially exercised his Put Right to require us to purchase $750,000 of our common stock beneficially owned by Mr. Gregg, representing 500,000 shares based on the closing price of $1.50 per share on the trading day prior to the put notice. We notified Mr. Gregg of our intention to cause such shares to be sold, as promptly as is reasonably practicable, pursuant to a registration statement under the Act, or pursuant to an exemption from the registration requirements of the Act. To the extent that these put shares are sold at a price less than the price on the date of the put, we will be required to make a cash payment to Mr. Gregg for such shortfall amount. On July 16, 2007, in connection with RGGPLS’s transfer to Mr. Gregg of 288,000 shares of the our common stock, Mr. Gregg executed an acknowledgement that the proceeds from any sale by him of the 288,000 shares in the open market or to any third party shall satisfy a portion of our obligation pursuant to the Put Right equal to the number of shares sold multiplied by the per share price. Based upon shares sold by Mr. Gregg to date and the remaining shares under the April 4, 2007 put, we have accrued approximately $340,000 at September 30, 2007 related to the estimated shortfall from the price on the date of the put.
In addition to the risk factors described above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Forms 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
NATIONSHEALTH, INC.

Date: November 14, 2007	By:	/s/ Glenn M. Parker
		Name:	Glenn M. Parker
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Timothy Fairbanks
		Name:	Timothy Fairbanks
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2007	By:	/s/ Bryan Happ
		Name:	Bryan Happ
		Title:	Chief Accounting Officer (Principal Accounting Officer)

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit
No.	Description

10.1	Form of Stock Option Agreement under the NationsHealth, Inc. 2004 Stock Option Plan, effective August 15, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.