Form 10-K
period 2007-12-31
NationsHealth, Inc.
filed 2008-03-28
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-50348
NATIONSHEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1688360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13630 NW 8th Street, Suite 210, Sunrise, FL	33325
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (954) 903-5000
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.0001 par value per share	The NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) computed by reference to the price of which the common equity was last sold on the NASDAQ Capital Market for such date was approximately $10,992,000.
As of March 26, 2008, the registrant had 29,318,591 shares of common stock, $0.0001 par value, issued and outstanding, excluding 90,172 treasury shares.
Documents Incorporated By Reference
Certain portions of the Company’s definitive proxy statement related to the 2008 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

NATIONSHEALTH, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I
Item 1. Business.
Business
NationsHealth, Inc. (referred to in this Annual Report on Form 10-K as “NationsHealth,” the “Company,” “we,” “us” or “our”) provides medical products nationwide to Medicare and managed care beneficiaries with a focus on improving the delivery and cost of healthcare to the approximately 44 million Medicare beneficiaries in the United States. NationsHealth also provides certain services, including marketing, insurance agent training and licensing, member enrollment and service, distribution and billing and collections, to Medicare Part D prescription drug plan providers and other Medicare benefit sponsors.
As of December 31, 2007, we were engaged in two reportable business segments, Medical Products and Insurance Services. Additional information regarding our business segments can be found in Note 17 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Medical Products Segment
Home Delivery of Medical Products
We distribute medical equipment and supplies and dispense physician-prescribed medications nationally from our licensed pharmacy in the State of Florida. We currently provide home delivery of diabetes related products, prescription medications and other medical products, primarily to Medicare beneficiaries under Part B, state Medicaid programs and through relationships with managed care organizations. Through the third quarter of 2005, we acquired new patients for our medical products primarily through the use of television advertising. Since the fourth quarter of 2005, our marketing efforts have included limited television, direct mail campaigns and trade shows. In the fourth quarter of 2006, we also began acquiring patients via the purchase of the assets of several small medical equipment businesses, including tangible and intangible assets such as patient lists.
The Federal Medicare program provides reimbursement to its beneficiaries for a number of products under Medicare’s Part B or Part D coverages. Products covered under Part B include, among other items, supplies used to treat diabetes and ostomy, and Part D covers self-administered prescription drugs. Medicare Part B pays us 80% of the Medicare allowable fees for these products after the beneficiary has satisfied his or her annual deductible amount, and we bill the remaining balance to either third party payors, such as a patient’s supplemental insurance carrier, or, where permitted, directly to the patient. We accept assignments of Medicare benefits, ship supplies and medications to patients and bill and receive payments from Medicare and certain private insurers on behalf of patients (and bill patients or their supplemental insurers for any co-payment and/or deductible). Revenue from Medicare represented approximately 34%, 41% and 64% of our total revenue in 2007, 2006 and 2005, respectively.
On September 4, 2007, we acquired all of the issued and outstanding capital stock of Diabetes Care and Education, Inc. (DC&E). DC&E is a provider of insulin pumps, pump supplies and blood glucose monitoring equipment and supplies primarily through its facility in Louisville, Kentucky. DC&E also offers diabetes education to individuals through its American Diabetes Association recognized education programs. This acquisition was made as part of our strategy to add customers and expand product offerings that are complimentary to our diabetes supplies business, and DC&E has become a part of our Medical Products segment. We paid cash at closing of $2.5 million and issued 473,933 unregistered shares of our common stock with a fair value of approximately $0.5 million. We may also be obligated to pay additional cash consideration totaling up to $4.5 million if revenue associated with DC&E’s operations in 2008, 2009 and 2010 exceed certain targets.

As of December 31, 2007, we had approximately 76,000 patients to whom we or DC&E have shipped medical products and supplies in the last 15 months and that have not cancelled our service.
Insurance Services Segment
We entered into an agreement with CIGNA effective May 5, 2005, with an initial term through December 31, 2009, to provide services to CIGNA in connection with CIGNA’s offering of its national Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement combined CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and our experience with regard to Medicare and enrolling individual Medicare eligible beneficiaries. Pursuant to this agreement, the services we provided to CIGNA included marketing, insurance agent training and licensing, member enrollment and service, distribution, billing and collections. We trained and developed a team of licensed healthcare insurance agents and began enrolling beneficiaries in CIGNA’s Medicare Part D prescription drug plans throughout the United States on November 15, 2005, the first day of open enrollment for the 2006 plan year.
On May 26, 2006, our agreement with CIGNA was amended and restated. This amended and restated agreement modified the compensation terms to provide for a predictable service fee arrangement starting with the 2007 plan year and continuing through December 31, 2009. Under the amended and restated agreement, we continue to provide CIGNA with certain enrollee service activities and, at the option of CIGNA, selected marketing and enrollment services. Furthermore, under the amended and restated agreement, we may provide services, such as education, marketing, enrollment and member service, to other Medicare Part D insurers and CIGNA may use other vendors to provide them with services for their Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if they do not meet specified thresholds of enrollees we service. In the fourth quarter of 2006, we began entering into agreements to provide plan marketing, enrollment and advisory services to other Medicare prescription drug and benefit providers. Revenue from CIGNA represented approximately 38%, 40% and 12% of our total revenue in 2007, 2006 and 2005, respectively. We have been in negotiations with CIGNA to further amend our agreement relating to the services we provide to, and the compensation we receive from, CIGNA beginning in 2009. We believe this amendment will extend the term of the agreement through 2012, but reduce the number of services we provide to CIGNA and the corresponding fees associated with the services. These negotiations have not been finalized.
Patient Service Organization
We employ a large team of licensed agents, numbering approximately 178 as of December 31, 2007, and patient care representatives who are trained regarding all of the products and services we offer. Our agents and representatives are available through toll-free phone numbers to assist members and patients, and are trained to direct patients to sources where they can find more information concerning their medical conditions, and to their physicians when appropriate.
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
Employees
As of December 31, 2007, we had approximately 674 total employees. Our workforce is non-unionized and we believe our relationship with our employees is generally good.
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
Our limited operating history makes it difficult to predict how our business will develop. We have incurred annual operating losses since we commenced operations in 2002. Accordingly, we face the risks and uncertainties encountered by early-stage companies, such as:
•	No history of profitability;
•	The evolving nature of the healthcare marketplace and the Medicare and Medicaid regulatory environment;
•	The risks of competition, technological change or evolving patient preferences; and
•	The sufficiency and availability of capital.
We could experience significantly reduced revenues and earnings if Medicare changes, delays, reduces or denies reimbursement.
We depend on the continued availability of reimbursement from federal and state healthcare programs and private insurance plans for products sold to our patients and members. Revenue from Medicare represented approximately 34%, 41% and 64% of our total revenue in 2007, 2006 and 2005, respectively. The federal regulatory authorities periodically review and adjust reimbursement amounts. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) reduced Medicare reimbursement rates for diabetic testing supplies, effective in 2005. The reduction in reimbursement rates has had a negative impact on our revenues and earnings. Similarly, any increase in the cost of such products would reduce our earnings unless there was a corresponding increase in Medicare reimbursement. Our revenues and earnings could also be adversely affected by the imposition of more stringent regulatory requirements for Medicare reimbursement or adjustments to previously reimbursed amounts or by changes in co-payment amounts.
Competitive bidding for DMEPOS and supplies may reduce our revenues and earnings.
Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) required the establishment of a program for competitive bidding for certain items of DME and supplies. Under the competitive bidding program, suppliers that wish to offer certain items and services to people with Medicare will have to submit bids to Centers for Medicare and Medicaid Services (CMS), indicating the prices at which they are willing to supply these items to beneficiaries. Currently Medicare, and beneficiaries, pay for items based on a fee schedule that, in general, is based on the average payments Medicare has paid for Durable Medical Equipment Prosthetics/Orthotics and Supplies (DMEPOS) items in the past. The first phase of competitive bidding, which is expected to be effective as of July 1, 2008 and continue through March 31, 2010, and includes 10 metropolitan areas (known as competitive bid areas or CBAs), includes mail order diabetic supplies. Currently, approximately 4% of our diabetes customer base resides in the 10 CBAs included in the first phase of competitive bidding. CMS has also proposed a national competitive bid for mail order diabetic supplies for 2010.
Competitive bidding will likely affect the mail order diabetic supply market in two ways. First, the amount reimbursed by Medicare for mail order diabetic supplies will be reduced. In March 2008, CMS announced that the Medicare reimbursement for mail order diabetic supplies will be reduced by approximately 43% for the 10 CBAs in the first phase of competitive bidding. Second, the number of suppliers will be reduced due to the competitive bid process, as CMS will award contracts only to those suppliers who meet the applicable bidding and qualitative criteria. Our operating results may be impacted due to the reduction in the Medicare’s reimbursement for mail order diabetic supplies and will be impacted if our bid is not selected for national competitive bidding related to mail order diabetic supplies.

We have invested significant capital and dedicated substantial resources to launch our insurance services to Medicare prescription drug and managed care providers, which may not be successful.
Our ability to profit from our investment in our Insurance Services segment depends upon many factors, including the ability of CIGNA to maintain their Medicare approved status; our ability to secure contracts to provide services to other Medicare prescription drug and managed care providers; accuracy of projections with respect to Part D enrollment and market opportunities; our ability to maintain our existing patient base and our patients’ desire to take advantage of Part D services; our dependence on key personnel; continued access to enrollment bases; and changes in Medicare, Medicaid, Tricare, Champus and any other state or national-based reimbursement program. Revenue from CIGNA represented approximately 38%, 40% and 12% of total revenue in 2007, 2006 and 2005, respectively.
We have been in negotiations with CIGNA to further amend our agreement relating to the services we provide to, and the compensation we receive from, CIGNA beginning in 2009. We believe this amendment will extend the term of the agreement through 2012, but reduce the number of services we provide to CIGNA and the corresponding fees associated with the services. These negotiations have not been finalized. If CIGNA should fail to continue offering its CIGNA Medicare Rx Medicare Part D program for any reason or if CMS should fail to approve CIGNA’s Medicare Part D plans in future years, or if CIGNA chooses a different vendor to provide services we currently provide, our ability to generate revenue and profit from our Insurance Services segment would be significantly impaired.
If we do not have sufficient capital to fund additional advertising and/or acquisitions, our ability to grow our business will be substantially diminished.
The revenue from our Medical Products business has been attributable, in large part, to the acquisition of new patients primarily from television advertising, which is dependent on the availability of capital to fund such advertising. At this stage in our development, we believe our medical product sales can be increased through additional advertising or through the acquisition of the assets of small medical businesses, including patient lists. If we do not have access to sufficient capital to fund such advertising or acquisitions, our ability to maintain or grow our business will be substantially diminished. We can provide no assurance that we will have access to sufficient capital to fund such advertising or acquisitions, or that if we sought to raise additional capital from third parties through debt or equity financings, that such capital would be available on acceptable terms or at all.
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
Approximately 48%, 48% and 56% of our revenue for 2007, 2006 and 2005, respectively, was from the sale of consumable diabetic testing supplies. Patients use these supplies to draw and test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect sales in this market segment.
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
On April 4, 2007, Mr. Gregg partially exercised his Put Right to require us to purchase $750,000 of our common stock beneficially owned by Mr. Gregg, representing 500,000 shares based on the closing price of $1.50 per share on the trading day prior to the put notice. We notified Mr. Gregg of our intention to cause such shares to be sold, as promptly as is reasonably practicable, pursuant to a registration statement under the Act, or pursuant to an exemption from the registration requirements of the Act. To the extent that these put shares are sold at a price less than the price on the date of the put, we will be required to make a cash payment to Mr. Gregg for such shortfall amount. On July 16, 2007, in connection with RGGPLS’s transfer to Mr. Gregg of 288,000 shares of the our common stock, Mr. Gregg executed an acknowledgement that the proceeds from any sale by him of the 288,000 shares in the open market or to any third party shall satisfy a portion of our obligation pursuant to the Put Right equal to the number of shares sold multiplied by the per share price based on a 20-day average price. Based upon shares sold by Mr. Gregg to date and the remaining shares under the April 4, 2007 put, we have accrued approximately $398,000 at December 31, 2007 related to the estimated shortfall from the price on the date of the put, which is due to Mr. Gregg upon the sale of the entire 500,000 shares.
If any of our information technology platforms malfunction, our business and profitability may be seriously harmed.
Our business relies on proprietary information technology platforms that support the individual enrollment of new medical supplies patients and Medicare Part D enrollees, fulfillment services, document generation and collection, and patient and enrollee management. In addition, we use information technology platforms that provide us with electronic connectivity to a large number of pharmacies, shipping vendors and billing services. Due to the relatively high volume, the successful operation of our proprietary information technology platforms is necessary for us to transact business profitably. In addition, due to the highly regulated nature of the Medicare billing and payment process, the successful operation of our proprietary information technology platforms is necessary for us to be able to operate our business. A malfunction of the information technology systems will be disruptive to our business operations and, based on the duration of such malfunction, could result in reduced sales or profitability and the possible loss of patients.
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
Most of the original shares of our common stock issued in the merger of Millstream Acquisition Corporation and NationsHealth Holdings, LLC were issued as restricted securities within the meaning of the Securities Act of 1933, as amended and have not been registered for resale in the public market. However, these restricted securities, if such shares have not already become freely tradeable, are now eligible for resale under Rule 144, subject to applicable volume, manner of sale, holding period and other limitations of Rule 144. In addition, as of December 31, 2007, there were warrants and options outstanding, including the underwriter’s option, to purchase 4,772,069 shares of common stock and notes outstanding which are convertible into 2,286,585 shares of common stock. Consequently, at various times in the future, a substantial number of additional shares of our common stock will be eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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
The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission rules promulgated thereunder require that we report annually on the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal control to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In the future, our continued assessment, or the subsequent assessment by our independent registered public accounting firm, may reveal significant deficiencies or material weaknesses in our internal control, which may need to be disclosed in future Annual Reports on Form 10-K. Disclosures of this type could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal control is necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal control over financial reporting, it may negatively impact our business and operations.
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
The market price of our common stock has been volatile. Since our initial public offering in August 2003 through March 26, 2008, the price of our common stock on the NASDAQ Stock Market has ranged between $8.33 and $0.13. We may experience significant price and volume fluctuations in the future for many reasons, some of which may be unrelated to our operating performance.
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
If our common stock continues to trade at a per share price of less than $1.00, our common stock will be subject to delisting from The NASDAQ Capital Market.
Our common stock is traded on The NASDAQ Capital Market. On October 2, 2007, we were advised by the NASDAQ Listing Qualifications Department that, for at least 30 consecutive business days, the closing bid price of our common stock was below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Capital Market under Marketplace Rule 4310(c)(4). We were provided until March 31, 2008 to regain compliance with this rule and, during this time, we will continue to trade on The NASDAQ Capital Market under the symbol “NHRX.” If at any time before March 31, 2008, the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the NASDAQ Staff will re-evaluate if we comply with the rule. As of March 26, 2008, we had not regained compliance with the rule and the closing price of our common stock on The NASDAQ Capital Market was $0.20 per share.

If compliance with the rule cannot be demonstrated by March 31, 2008, the NASDAQ Staff will determine whether we meet The NASDAQ Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, then the NASDAQ Staff will extend our compliance period by 180 days, and we will be deemed to be in compliance with the rule if the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days at any time before September 27, 2008. If we do not meet the initial listing criteria and are therefore not eligible for an extended compliance period, then the NASDAQ Staff will notify us that our common stock will be delisted. As of March 26, 2008, we believe that the Company does not currently meet the initial listing requirements. Prior to our common stock being delisted, however, we will be given the opportunity to appeal to a Listing Qualifications Panel the NASDAQ Staff’s determination to delist our common stock and the potential delisting will be subject to the result of any such appeal. We are currently evaluating alternatives to resolve the listing deficiency.
If our common stock is delisted from The NASDAQ Capital Market, then the trading price of our common stock would likely be adversely impacted. Additionally, delisting could reduce the liquidity of any investment in our common stock, which would adversely impact our stockholders’ ability to purchase or sell shares of our common stock. Further, a lack of liquidity may impair our ability to raise capital in the future which, in the event additional capital is required to operate our business plan, could materially and adversely impact our business, prospects and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
Our corporate offices are located in Sunrise, Florida, where we lease approximately 43,000 square feet of office space. These leases are scheduled to expire in August and September 2010. Our distribution center for our Medical Products business, which is approximately 24,000 square feet, in nearby Weston, Florida, is the subject of a lease that expires in September 2011. We also have a call center facility in Fort Pierce, Florida occupying approximately 7,000 square feet of office space under a lease that expires in October 2009. The primary location for our DC&E subsidiary is located in Louisville, Kentucky, where we lease approximately 15,000 square feet of office and distribution space. DC&E also occupies branch offices in Morehead City, North Carolina and Greenville, South Carolina, and opened new facilities in Prattville, Alabama in January 2008 and Livonia, Michigan in March 2008, all of which are leased facilities.
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
Item 4. Submission of Matters to a Vote of Security Holders.
During the fiscal quarter ended December 31, 2007, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, warrants and units were traded under the symbols “NHRX”, “NHRXW” and “NHRXU”, respectively, on The NASDAQ Capital Market from September 1, 2004 through January 10, 2006 and from December 13, 2006 to the present, and on The NASDAQ Global Market from January 11, 2006 through December 12, 2006. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock, warrants and units as reported by The NASDAQ Stock Market. Trading for our warrants and units ceased on August 24, 2007 upon the expiration of the warrants.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
Year Ended December 31, 2006
First quarter	$7.96	$3.71	$2.95	$0.63	$11.00	$5.50
Second quarter	$4.45	$1.94	$0.68	$0.20	$5.85	$2.30
Third quarter	$3.24	$1.56	$0.43	$0.11	$4.81	$1.66
Fourth quarter	$2.75	$1.05	$0.25	$0.06	$3.00	$1.11

Year Ended December 31, 2007
First quarter	$1.93	$1.33	$0.14	$0.04	$3.00	$1.25
Second quarter	$1.69	$1.28	$0.10	$0.02	$3.00	$1.01
Third quarter	$1.59	$0.68	$0.14	$0.01	$2.10	$0.75
Fourth quarter	$0.74	$0.29	n/a	n/a	n/a	n/a
On March 26, 2008, the last reported sale price of our common stock on the NASDAQ Capital Market was $0.20 per share.
Holders of Record
As of March 26, 2008, we had approximately 44 stockholders of record for our common stock and units.
Dividends
We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. Additionally, under the terms of our credit facility agreement, which expires on April 30, 2010, we are not permitted to pay dividends.

Issuer Purchases of Equity Securities
Our Board of Directors has authorized limited repurchases of the Company’s common stock for purposes of paying withholding taxes to the Internal Revenue Service on behalf of participants of the RGGPLS Holding, Inc. Bonus Plan & Trust. Additionally, restricted stock grants under the NationsHealth, Inc. 2005 Long-Term Incentive Plan permit grantees to forfeit a portion of their shares to satisfy employee withholding taxes. Repurchases of common stock are recorded as reductions to additional paid-in capital and repurchases during the quarter ended December 31, 2007 are shown in the following table.

	Total	Average	Total Number of	Maximum Number
	Number of	Price	Shares Purchased as	of Shares that May
	Shares	Paid per	Part of Publicly	Yet Be Purchased
Period	Purchased	Share	Announced Plans	Under the Plans
October 2007	—	—	—	—
November 2007	9,423	$0.60	—	—
December 2007	11,320	$0.69	—	—

Total	20,743	$0.65	—	—

Recent Sales of Unregistered Securities
In connection with our purchase of DC&E on September 4, 2007, we issued 473,933 shares of our common stock with a fair value of $1.01 per share as of that date, or approximately $0.5 million.
The issuance of the shares referred to above were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We provide medical products nationwide to Medicare and managed care beneficiaries with a focus on improving the delivery of healthcare to the approximately 44 million Medicare beneficiaries in the United States. We also provide services, including marketing, insurance agent training and licensing, member enrollment and service, distribution and billing and collections, to Medicare Part D and other Medicare benefit plan providers.
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
Medical Products Segment
Diabetes Supplies
It is estimated that about 9 million, Medicare beneficiaries have diabetes. We offer all major brands of blood glucose meters, testing strips, lancing devices and control solutions. If qualified, our patients can receive diabetes supplies delivered to their homes nationwide. As a result of our acquisition of DC&E on September 4, 2007, we also offer insulin pumps and pump supplies. For the year ended December 31, 2007, approximately 48% of our revenues were derived from the sale of diabetes supplies.

Pharmacy
During the fourth quarter of 2006, we began offering home delivery of prescription medications through our pharmacy in Weston, Florida. Through the end of 2007, the primary source of our pharmacy patients has been our mail-order diabetes patient base. For the year ended December 31, 2007, approximately 8% of our revenues were generated from the sale of prescription medications.
Other Medical Products
Ostomy is an operation to create an artificial passage for bodily elimination. Though the ostomy market is small relative to the diabetes market, the operational and compliance systems required to service this population are similar to those used to service diabetes patients. For the year ended December 31, 2007, approximately 1% of our revenues were attributable to the sale of ostomy supplies.
Commencing in 2006, we expanded service to our existing patient base, by offering other medical products, including impotency devices, heating pads, seat lifts, walkers and canes to our diabetes patients. For the year ended December 31, 2007, approximately 2% of our revenues were attributable to the sale of these other medical products.
At December 31, 2007, we had approximately 76,000 patients to whom we or DC&E have shipped medical products and supplies in the last 15 months and that have not cancelled our service.
Retail Program
Through our retail program with Kmart Corporation (Kmart), which commenced in May 2004, we offered diabetes supplies at over 1,100 Kmart pharmacies nationwide. Our contract with Kmart expired by its terms on January 1, 2007 and was not renewed. We continued to service these patients at Kmart stores through March 2007.
Discount Prescription Drug Card Services
Prior to October 1, 2005, we provided discount prescription drug cards, which were accepted at pharmacies nationwide. Each time a cardholder saved money using one of these discount prescription drug cards, we received a fee. We also earned manufacturer rebates when cardholders purchased certain drugs using the card. Pursuant to our agreement with CIGNA, we stopped marketing discount prescription drug cards in October 2005. With the onset of prescription drug coverage to Medicare beneficiaries under Medicare Part D beginning January 1, 2006, the number of claims adjudicated with our cards continued to decline throughout 2006, and on September 5, 2006, we sold the discount prescription drug card business.
Insurance Services Segment
We entered into an agreement with CIGNA effective May 5, 2005, with an initial term through December 31, 2009, to provide services to CIGNA in connection with CIGNA’s offering of its national Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement combined CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and our experience with regard to Medicare and enrolling individual Medicare eligible beneficiaries. Pursuant to this agreement, the services we provided to CIGNA included marketing, insurance agent training and licensing, member enrollment and service, distribution, billing and collections. We trained and developed a team of licensed healthcare insurance agents and began enrolling beneficiaries in CIGNA’s Medicare Part D prescription drug plans throughout the United States on November 15, 2005, the first day of open enrollment for the 2006 plan year.

On May 26, 2006, our agreement with CIGNA was amended and restated. This amended and restated agreement modified the compensation terms to provide for a predictable service fee arrangement starting with the 2007 plan year and continuing through December 31, 2009. Under the amended and restated agreement, we continue to provide CIGNA with certain enrollee service activities and, at the option of CIGNA, selected marketing and enrollment services. Furthermore, under the amended and restated agreement, we may provide services, such as education, marketing, enrollment and member service, to other Medicare Part D insurers and CIGNA may use other vendors to provide them with services for their Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if they do not meet specified thresholds of enrollees we service. In the fourth quarter of 2006, we began entering into agreements to provide plan marketing, enrollment and advisory services to other Medicare prescription drug and benefit providers. We have been in negotiations with CIGNA to further amend our agreement relating to the services we provide to, and the compensation we receive from, CIGNA beginning in 2009. We believe this amendment will extend the term of the agreement through 2012, but reduce the number of services we provide to CIGNA and the corresponding fees associated with the services. These negotiations have not been finalized.
Results of Operations
The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenues for the years ended December 31:

	2007		2006		2005
	$	%	$	%	$	%
Net product sales	$46,070	59.4%	$44,788	51.4%	$68,688	78.5%
Prescription drug card revenue	—	0.0	3,983	4.6	8,619	9.8
Service revenue	31,450	40.6	38,445	44.1	10,249	11.7

Total revenue	77,520	100.0	87,216	100.0	87,556	100.0

Cost of product sales	20,866	26.9	18,854	21.6	29,689	33.9
Cost of services	12,221	15.8	31,907	36.6	22,219	25.4

Gross Profit	44,433	57.3	36,455	41.8	35,648	40.7

Operating Expenses:
Patient acquisition and related costs	3,731	4.8	3,382	3.9	18,077	20.6
Patient service and fulfillment	9,544	12.3	8,286	9.5	14,427	16.5
General and administrative	24,753	31.9	27,940	32.0	26,323	30.1
Provision for doubtful accounts	1,991	2.5	3,625	4.2	7,575	8.7
Depreciation and amortization	6,419	8.3	5,231	6.0	1,626	1.9
Impairment of investment in joint venture	—	—	1,292	1.5	—	0.0
Gain on sales of business lines	(338)	(0.4)	(5,000)	(5.7)	(15,508)	(17.7)

	46,100	59.5	44,756	51.3	52,520	60.0

Loss from Operations	(1,667)	(2.2)	(8,301)	(9.5)	(16,872)	(19.3)

Other expense, net	(4,259)	(5.5)	(2,977)	(3.4)	(2,947)	(3.4)

Net Loss	$(5,926)	(7.6%)	$(11,278)	(12.9%)	$(19,819)	(22.7%)

2007 Compared to 2006
Revenue. Total revenue decreased approximately $9.7 million, or 11%, to $77.5 million in 2007, compared to $87.2 million in 2006. Service revenue from our Insurance Services segment decreased approximately $7.0 million, or 18%, to $31.4 million for the year ended December 31, 2007, compared to $38.4 million for 2006. The decrease in service revenue is primarily related to lower revenue from services to CIGNA related to changes to our fee arrangement beginning with the 2007 plan year and lower revenue from services to other insurance clients. Service revenue for the year ended December 31, 2006 included approximately $9.9 million of revenue related to initial year marketing and enrollment services related to CIGNA’s Medicare Part D plans. This decrease was partially offset by higher revenue related to increased enrollment in CIGNA’s Medicare Part D plans in 2007.
Revenue from our Medical Products segment, which includes prescription drug card revenue for the 2006 period, decreased approximately $2.7 million, or 6%, to $46.1 million for the year ended December 31, 2007, from $48.8 million for 2006. This decrease related to the sale of our discount prescription card business on September 5, 2006, which contributed $4.0 million of revenue in 2006, partially offset by $1.3 million higher net product sales. The increase in net product sales related to the Company’s customer acquisition strategy commenced in the fourth quarter of 2006, including the acquisition of DC&E on September 4, 2007, growth in the sales of prescription medications, launched in the fourth quarter of 2006, and higher net sales of heating pads and impotency devices, partially offset by the normal attrition of diabetes supplies customers and the termination of our contract with Kmart.
Cost of Product Sales. Cost of product sales related to our Medical Products segment increased approximately $2.0 million, or 11%, to $20.9 million in 2007, compared to $18.9 million in 2006. The increase primarily related to higher net product sales discussed above and a gain on the settlement with one of our vendors that reduced our cost of product sales by approximately $1.0 million in 2006. Gross margins on product sales were 54.7% in 2007, compared to 57.9% in 2006, primarily as a result of the vendor settlement in 2006 and lower gross margins on sales of prescription medications relative to our core diabetes business.
Cost of Services. Cost of services, which relates to our Insurance Services segment, consists of the direct costs of providing services to CIGNA and other Medicare plan providers for their Medicare insurance programs. Cost of services decreased approximately $19.7 million, or 62%, to approximately $12.2 million for 2007, compared to approximately $31.9 million in 2006 primarily due to initial year marketing and enrollment costs incurred in the 2006 period for CIGNA’s Medicare Part D plans through the conclusion of the initial open enrollment period on May 15, 2006. Gross margin for our Insurance Services segment was approximately 61.1% for 2007, compared to 17.0% for 2006, primarily due to the initial year costs incurred in 2006.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin was 57.3% for 2007, compared to 41.8% for 2006, due to the factors discussed above.
Patient Acquisition and Related Costs. Patient acquisition and related costs increased approximately $0.3 million, or 10%, to $3.7 million in 2007, compared to approximately $3.4 million in 2006. Patient acquisition and related costs include advertising, marketing and creative costs, call center services, prescription drug card fulfillment services and sales payroll related to our Medical Products segment. Advertising, marketing and creative costs and call center services related to our Insurance Services segment are included in cost of services in our consolidated statements of operations. The increase in patient acquisition and related costs in 2007, compared to 2006, was primarily a result of higher costs for product shipped to customers but not billed to Medicare pending additional documentation and increased payroll costs related to our expansion in sales force, partially offset by lower spending for media and other patient acquisition costs. Advertising, marketing and creative costs decreased by approximately $0.4 million, to $1.4 million in 2007, from $1.8 million in 2006. Call center services decreased by approximately $0.3 million, to $0.1 million in 2007, from $0.4 million in 2006. Additionally, the year ended December 31, 2006, included approximately $0.7 million of expense for prescription card fulfillment services related to the discount prescription drug card business that we sold on September 5, 2006. The decrease in patient acquisition and related costs was reflective of the continued reductions to our marketing program in 2007 as a result of our focus on growth via acquisitions.

As a percentage of net product sales, patient acquisition and related costs were 8.1% in 2007, as compared to 7.6% in 2006.
Patient Service and Fulfillment. Patient service and fulfillment expenses, which relate to our Medical Products segment, consist primarily of costs to service our existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs, and are classified as operating expenses as they are not a direct cost of products sold. Patient service and fulfillment expenses increased approximately $1.2 million, or 15%, to $9.5 million in 2007, compared to approximately $8.3 million in 2006. The increase in patient service and fulfillment expenses was primarily due to the expansion of our operations infrastructure, including the acquisition of DC&E. Patient service personnel costs increased by approximately $1.5 million, to $6.8 million in 2007, from $5.3 million in 2006. Fulfillment costs increased by approximately $0.2 million, to $0.7 million in 2007, from $0.5 million in 2006. Call center and telecommunications costs decreased by approximately $0.3 million, to approximately $0.3 million in 2007, from $0.6 million in 2006. Product shipping costs decreased by approximately $0.2 million, to approximately $1.7 million in 2007, from $1.9 million 2006. As a percentage of net product sales, patient service and fulfillment expenses were 20.7% for 2007, compared to 18.5% for 2006.
General and Administrative. General and administrative expenses decreased approximately $3.2 million, or 11%, to $24.8 million in 2007, compared to approximately $27.9 million in 2006. The decrease in general and administrative expenses is primarily due to lower corporate payroll and overhead, which decreased by approximately $2.9 million, reflecting $0.9 million lower severance costs and $0.6 million higher stock compensation costs. Stock compensation costs in 2007 included approximately $1.6 million of expense associated with the acceleration of vesting of certain restricted stock awards. As a percentage of total revenues, general and administrative expenses were 31.9% in 2007, compared to 32.0% in 2006.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, decreased approximately $1.6 million, or 45%, to $2.0 million in 2007, compared to approximately $3.6 million in 2006. As a percentage of net product sales, the provision for doubtful accounts was 4.3% in 2007, compared to 8.1% in 2006. The decline in the provision for doubtful accounts was due to our continued focus on improving our billing and collection practices.
Depreciation and Amortization. Depreciation and amortization increased approximately $1.2 million, or 23%, to $6.4 million in 2007, compared to approximately $5.2 million in 2006. The increase in depreciation and amortization was primarily due to increased depreciation and amortization of assets acquired in 2007, including equipment, software, acquired customer lists and other intangible assets.
Gain on Sales of Business Lines. On September 5, 2006, we sold the assets relating to our discount prescription drug card business for $6.0 million. The purchase price was subject to a potential downward adjustment, of up to $1.0 million, based on the volume of claims processed by the buyer in connection with the discount prescription drug card business through September 5, 2007. Pursuant to the transaction, we recorded a gain of $5.0 million during the year ended December 31, 2006 and a deferred gain of $1.0 million, related to the potential purchase price adjustment. Based upon the actual claims volume through September 5, 2007, the final purchase price adjustment amounted to approximately $0.7 million, resulting in an additional $0.3 million gain on sale of business line during the year ended December 31, 2007.

Other Expense, Net. Other expense, net, which was almost entirely comprised of interest expense, increased approximately $1.3 million, or 43%, to approximately $4.3 million in 2007, compared to approximately $3.0 million in 2006. The increase was primarily due to the interest incurred on amounts outstanding under the term loan originated in April 2007 and interest incurred under capital leases entered into during 2007.
Net Loss. As a result of the factors discussed above, we incurred net losses of approximately $5.9 million and $11.3 million in 2007 and 2006, respectively.
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
General and Administrative. General and administrative expenses increased approximately $1.6 million, or 6%, to $27.9 million in 2006, compared to approximately $26.3 million in 2005. The increase in general and administrative expenses was primarily due to higher corporate payroll and overhead, which increased by approximately $2.1 million, including severance costs of approximately $1.7 million and stock compensation costs of approximately $2.3 million, partially offset by approximately $0.5 million of lower professional fees. As a percentage of total revenues, general and administrative expenses were 32.0% in 2006, compared to 30.1% in 2005.
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

Depreciation and Amortization. Depreciation and amortization increased approximately $3.6 million, or 222%, to $5.2 million in 2006, compared to approximately $1.6 million in 2005. The increase in depreciation and amortization was primarily due to our investments in software and equipment to support our growth and the amortization of the CIGNA contract intangible.
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
Gain on Sales of Business Lines. On September 5, 2006, we sold our discount prescription drug card business for $6.0 million. The purchase price is subject to a potential downward adjustment, of up to $1.0 million, based on the volume of claims processed by the buyer in connection with the discount prescription drug card business through September 5, 2007. Pursuant to the transaction, we recorded a gain of $5.0 million during 2006 and a liability of $1.0 million related to the potential purchase price adjustment. Based upon the actual claims volume through September 5, 2007, the final purchase price adjustment amounted to approximately $0.7 million, resulting in an additional $0.3 million gain on sale of business line during the year ended December 31, 2007.
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
Liquidity and Capital Resources
Since our inception, we have used significant amounts of cash in our operations and have incurred net losses of approximately $5.9 million, $11.3 million and $19.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, we had unrestricted cash and cash equivalents of approximately $1.9 million and negative working capital of approximately $1.6 million.

For the years ended December 31, 2007, 2006 and 2005, we used approximately $0.6 million, $19.7 million and $21.2 million of net cash in operating activities, respectively. Our use of cash in operating activities in 2007 primarily relates to an increase in accounts receivable, primarily due to a change in the timing of invoicing to CIGNA related to the service fee arrangement effective for the 2007 Medicare Part D plan year and growth in net product sales, offset by a decrease in accounts payable and accrued expenses. The use of cash in operating activities in 2005 and 2006 was primarily due to our overall efforts to expand our business operations, including the launch of our Insurance Services segment in 2005.
In the year ended December 31, 2007, we used approximately $6.4 million of net cash in investing activities related to the acquisition of DC&E and the acquisition of the assets of small medical equipment businesses, including inventory and customer lists, as well as property and equipment to support the growth of our business and improve operational efficiency. For the years ended December 31, 2006 and 2005, investing activities provided net cash of approximately $8.1 million and $11.7 million, respectively. Cash provided by investing activities in 2006 primarily related to the sale of our discount prescription drug card business and the dissolution of our Specialty Rx joint venture, partially offset by the acquisition of property and equipment. In 2005, investing activities provided cash from the sale of our respiratory division, partially offset by the acquisition of property and equipment to support the growth of our business and the investment in our Specialty Rx joint venture.
For the years ended December 31, 2007, 2006 and 2005, we obtained approximately $4.7 million, $1.8 million and $20.7 million, respectively, of net cash from financing activities. For 2007 net cash from financing activities primarily related to draws under our new term loan, described below. Cash provided by financing activities in 2006 primarily related to proceeds from the exercise of 399,920 warrants. In 2005, we issued $15.0 million of convertible notes, 576,927 shares of unregistered common stock for $3.5 million to CIGNA and US Bio, and generated proceeds of $3.7 million related to the exercise of 737,205 warrants.
We have a revolving credit agreement in the principal amount of up to $10.0 million. The borrowing availability under the revolving credit agreement, which matures on April 30, 2010, is limited by a borrowing base formula based upon our eligible receivables and inventory. As of December 31, 2007, the balance outstanding on the line was $2.5 million and the unused portion available under the revolving line of credit was approximately $4.3 million, of which $1.5 million was reserved for the repayment of the promissory note to US Bio as described below.
On April 11, 2007, our revolving credit agreement was amended and restated to, among other things, add a $7.0 million multi-draw term loan to the credit facility. On April 11, 2007, $1.5 million in proceeds from the term loan were funded into a restricted deposit account to serve as collateral for the facility as required under the amended and restated agreement. The remaining $5.5 million of the term loan is restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets, and is to be drawn upon from time to time for such purposes. Through December 31, 2007, we borrowed approximately $5.3 million under the term loan facility for such acquisitions and the total amount outstanding under the term loan as of December 31, 2007, was approximately $6.8 million. Interest on the outstanding principal balance of the term loan is payable monthly at the higher of prime plus 1.0% or 5%. Payment of the principal balance outstanding under the term loan was to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008. The amended and restated agreement also adjusted the financial covenants of the credit facility and added a covenant related to our diabetic patient count. On November 13, 2007, the Third Amended and Restated Credit Agreement was amended to adjust the financial covenants to account for the Company’s actual and projected financial results. As of December 31, 2007, the Company was in compliance with all applicable financial covenants under the agreement.

On February 1, 2008, our revolving credit agreement was amended to, among other things, temporarily increase the percentage of eligible accounts receivable available under the borrowing base through the end of 2008, increase the inventory availability under the borrowing base, and defer the due dates of the installment payments under the term loan through June 30, 2008. The increases in the advance rates for eligible accounts receivable and inventory borrowing availability had the impact of increasing availability under the revolving line of credit by approximately $2.3 million.
On March 27, 2008, the Third Amended and Restated Credit Agreement was further amended to adjust the financial covenants to account for our actual and projected financial results. In connection with the amendment, the annual interest rate on the revolving line of credit was increased to the higher of prime plus 3% or 8.25%, and the annual interest rate on the Term Loan was increased to the higher of prime plus 4.5% or 9.75%, effective as of the amendment date.
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
In August 2005, we entered into a joint venture with US Bio to develop and operate a specialty pharmacy business. US Bio and we determined that the terms of the program subsequently established by the Centers for Medicare and Medicaid Services were not economically viable and on September 27, 2006, we entered into an agreement with US Bio to dissolve the joint venture. As a condition of the dissolution agreement, we agreed to pay a termination fee to US Bio in the amount of $1.5 million, evidenced by a non-interest bearing promissory note to US Bio that matured, and was repaid, on February 21, 2008.
On February 5, 2007, as amended on June 29, 2007 and on August 24, 2007, we entered into a lease agreement for certain telecommunications equipment and computer software. The lease, which provides for monthly payments of approximately $75,000 through July 31, 2010, is being accounted for as a capital lease. As of December 31, 2007, the related capital lease obligation totaled approximately $2.0 million.
On September 4, 2007, we acquired all of the issued and outstanding capital stock of DC&E. At closing, we paid cash of $2.5 million and issued 473,933 unregistered shares of our common stock. We may also be obligated to pay additional cash consideration totaling up to $4,500,000 if revenue associated with DC&E’s operations in 2008, 2009 and 2010 exceed certain targets.
On September 2, 2005, we sold our respiratory division for a total of approximately $16.0 million. Additionally, on September 5, 2006, we sold our discount prescription drug card business for $6.0 million. The purchase price for the sale of the discount prescription drug card business was subject to a potential downward adjustment, of up to $1.0 million, based on the volume of claims processed by the buyer in connection with the discount prescription drug card business through September 5, 2007. Based upon the actual claims volume through September 5, 2007, the final purchase price adjustment amounted to approximately $0.7 million. Management believes that additional opportunities are available to raise cash from the sale of a portion of our assets.
During 2006 and 2007, we implemented plans to restructure and streamline our management organization and reduce our workforce in order to increase both our cost effectiveness and profitability. We would, if considered necessary, be able to further reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages.

We believe that our unrestricted cash and cash equivalents, and other available financing sources, will be sufficient to meet working capital and capital expenditure needs for business operations for the next 12 months. Factors which could negatively affect our liquidity include a reduction in the demand for our products, a reduction in Medicare reimbursement for our products, as well as those factors set forth in Item 1A entitled “Risk Factors”.
Off-Balance-Sheet Arrangements
As of December 31, 2007, we did not have any significant off-balance-sheet arrangements.
Critical Accounting Policies
Our discussion and analysis of our financial condition, results of operations and cash flows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements we are required to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. These estimates include assessing the allowances for doubtful accounts and sales returns and allowances, determination of appropriate Medicare reimbursement rates and estimating contractual allowances against revenue and accounts receivable. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from the estimates if past experience or other assumptions do not turn out to be substantially accurate.
While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We believe the policies that fall within this category are our policies on revenue recognition and accounts receivable, allowances for doubtful accounts and patient acquisition and related costs.
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

Medicare reimbursement payments are sometimes lower than the reimbursement payments of other third party payors, such as traditional indemnity insurance companies. Medicare reimbursements are subject to review by appropriate government regulators. Revenue for Medicare reimbursement is calculated based on government-determined prices, and amounts billed in excess of the government-determined reimbursement are excluded from revenue and, therefore, estimates of contractual adjustments are not required for our Medicare billings. Medicare reimburses at 80% of the government-determined reimbursement prices for reimbursable products and the remaining balance is billed to either other third party payors or directly to patients. To the extent that estimated Medicare-allowable amounts used as the basis for recording revenue differ from actual reimbursement, revenue is adjusted in the period reimbursement is received, although such adjustments have historically not been significant.
We record sales allowances for estimated claim denials related to unsettled amounts from Medicare and other third-party payors as a reduction of gross revenue. Allowances for claim denials are estimated based upon historical claim denial experience, and the rate at which we provide for such allowances is periodically adjusted to reflect actual claim denials and current trends. For the year ended December 31, 2007, a hypothetical change of 1% in the provision for claim denials as a percentage of gross product sales would have resulted in a change in our revenue and net loss of approximately $0.4 million.
We also establish reserves for estimated product returns, which are recorded as a reduction of gross revenue. Reserves for returns are estimated based upon historical returns experience and current trends, and changes in these factors could affect the timing and amount of revenue recognition in future periods.
Insurance Services
Revenue for our insurance services, including revenue recognized under our agreement with CIGNA, is recognized when earned as the services are performed and is presented in our consolidated statements of operations as service revenue. Revenue recognition is based upon the contractual fee and/or reimbursement provisions, and adjustments to recorded revenue have historically not been significant.
Allowances for Doubtful Accounts
Accounts receivable are stated net of estimated allowances for doubtful accounts, which are established based upon historical experience and current trends. In establishing the appropriate provisions for accounts receivable balances, management makes assumptions with respect to future collectibility. We base our estimates of accounts receivable collectibility on our historical collection and write-off experience, our credit policies, and our analysis of accounts receivable by aging category within each payor class. Changes in judgment regarding these factors will cause the level of accounts receivable allowances to be adjusted.
Accounts receivable related to our Medical Products segment consist primarily of amounts due from 1) Medicare, 2) secondary insurance and other third-party payors, and 3) patients. The typical collection process begins with the electronic submission of a claim to Medicare or other primary insurance carrier, for which a response (and payment) is obtained within 45 to 60 days. Any claim denials are generally acted upon within a 30-day period following the response and, where applicable, corrected claims are submitted to Medicare or third-party insurance carriers. A response (and payment) for amounts billed to secondary and other third-party insurance carriers generally occurs within 30-45 days of submission of the claim. On a monthly basis, an aging of outstanding third-party payor balances is generated and worked by collection personnel, including contacting the patient and/or insurance company in an attempt to determine why payment has not been remitted and obtain payment from the respective responsible party. When applicable, corrected claims are submitted to the insurance carrier. Collection personnel also continually analyze patients’ accounts and patient statements are generated and sent out monthly. Outbound calls are periodically made to patients with outstanding balances greater than $500 in an attempt to obtain payment.

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
The following tables set forth our gross accounts receivable balances outstanding by aging category for each major payor source as of December 31, 2007 (in thousands):

	Aging of Accounts Receivable as of December 31, 2007
	< 30	31 - 60	61 - 120	> 120
Payor	Days	Days	Days	Days	Total

Medicare	$1,924	$276	$490	$1,611	$4,301
Commercial parties and Medicaid	1,862	935	772	4,165	7,734
Patients	273	216	392	2,920	3,801
Other (1)	3,071	58	—	2	3,131

Total gross accounts receivable	$7,130	$1,485	$1,654	$8,698	18,967

Less: Allowances					7,974

Accounts receivable, net					$10,993

(1)	Primarily represents amounts due from CIGNA and other clients of our Insurance Services segment.
Patient Acquisition and Related Costs
Patient acquisition and related costs represent the costs we incur in the development of our medical products patient base, including various media advertising. In accordance with AICPA Statement of Position (SOP) No. 93-7, Reporting on Advertising Costs, we expense such advertising costs as incurred. Direct-response advertising costs meeting the capitalization criteria of SOP 93-7 are required to be reported as an asset and amortized over the future benefit period. We do not meet the criteria for capitalization as we are not able to demonstrate a direct link between specific sales to patients and specific advertising expenditures such that it is reasonable to conclude that the advertising will result in probable future benefits (probable future revenue). This accounting treatment generally results in advertising expenses being charged to earnings in periods prior to the recognition of the associated revenue.
The costs of acquiring patient lists are capitalized as an intangible asset and amortized over their expected lives of four years, with 35% amortized in the first year and the remaining 65% amortized on a straight-line basis over the succeeding three years.

Recent Accounting Pronouncements
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
In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires the disclosure of fair value of financial instruments according to a fair value hierarchy. Additionally, certain disclosures are required regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material impact on our operating results, cash flows or financial position.
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
We were provided until March 31, 2008 to regain compliance with the NASDAQ Marketplace Rule 4310(c)(4) and, during this time, we will continue to trade on The NASDAQ Capital Market under the symbol “NHRX”. If compliance with the applicable rule cannot be demonstrated by March 31, 2008, the NASDAQ Staff will determine whether we meet The NASDAQ Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. As of March 26, 2008, we believe that the Company does not currently meet the initial listing requirements. If we meet the initial listing criteria, the NASDAQ Staff will grant an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the NASDAQ Staff will notify us that our common stock will be delisted. At that time, we may appeal the NASDAQ Staff’s determination to delist our common stock to a Listing Qualifications Panel. We are currently evaluating alternatives to resolve the listing deficiency.

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

•	An inability to establish and maintain successful collaborative relationships could adversely affect our ability to generate revenue

•	Adverse developments in any investigation related to the pharmaceutical industry

•	Competition and technological change that may make our products and technologies less attractive or obsolete

•	Our ability to obtain and maintain intellectual property protection for our technologies

•	Adverse resolution of current or future lawsuits or investigations

•	Significant fluctuations in our revenue and operating results, which have occurred in the past and which could continue to fluctuate in the future

•	Any loss or inability to hire and retain qualified personnel

•	Our exposure to product liability in excess of our insurance coverage

•	Any failure to maintain an effective system of internal controls in the future could adversely affect our ability to accurately report financial results or prevent fraud

•	Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses

•	Our common stock may continue to have a volatile public trading price and low trading volume

•	Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult

•	Our common stock may be delisted from the NASDAQ Capital Market resulting in reduced liquidity
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
We have audited the accompanying consolidated balance sheets of NationsHealth, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NationsHealth, Inc. at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 14 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
March 27, 2008

NATIONSHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,925	$4,224
Accounts receivable, net of allowances of $7,974 and $12,451, respectively	10,993	6,075
Inventory	2,557	1,636
Prepaid expenses and other current assets	1,253	1,313

Total current assets	16,728	13,248
Property and equipment, net	4,666	3,557
Customer contract intangible, net	7,755	11,632
Acquired customer lists, net	3,090	363
Other intangible assets, net	907	—
Goodwill	1,075	—
Restricted cash	1,899	300
Other assets, net	1,360	1,288

Total assets	$37,480	$30,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,314	$3,026
Accrued expenses	4,553	9,054
Promissory note payable, net	1,478	—
Current portion of long-term debt	2,810	—
Current portion of capital lease obligations	679	15
Line of credit	2,500	2,500

Total current liabilities	18,334	14,595

Long-Term Liabilities:
Convertible notes, related party, net	7,715	6,316
Long-term debt	3,980	—
Obligations under capital leases	1,396	2
Promissory note payable, net	—	1,328
Other long-term liabilities	1,212	780

Total long-term liabilities	14,303	8,426

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 29,408,763 and 28,906,708 issued and 29,318,591 and 28,837,760 outstanding, respectively	3	3
Additional paid-in capital	74,218	70,816
Accumulated deficit	(69,378)	(63,452)

Total stockholders’ equity	4,843	7,367

Total liabilities and stockholders’ equity	$37,480	$30,388

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Revenue:
Net product sales	$46,070	$44,788	$68,688
Prescription drug card revenue	—	3,983	8,619
Service revenue	31,450	38,445	10,249

	77,520	87,216	87,556

Cost of product sales	20,866	18,854	29,689
Cost of services	12,221	31,907	22,219

Gross Profit	44,433	36,455	35,648

Operating Expenses:
Patient acquisition and related costs	3,731	3,382	18,077
Patient service and fulfillment	9,544	8,286	14,427
General and administrative	24,753	27,940	26,323
Provision for doubtful accounts	1,991	3,625	7,575
Depreciation and amortization	6,419	5,231	1,626
Impairment of investment in joint venture	—	1,292	—
Gain on sales of business lines	(338)	(5,000)	(15,508)

	46,100	44,756	52,520

Loss from Operations	(1,667)	(8,301)	(16,872)

Other Income (Expense):
Interest income	155	257	150
Interest expense, related party	(2,708)	(2,448)	(1,878)
Interest expense	(1,706)	(786)	(1,219)

	(4,259)	(2,977)	(2,947)

Net Loss	$(5,926)	$(11,278)	$(19,819)

Loss per share — basic and diluted	$(0.21)	$(0.40)	$(0.75)

Weighted average shares outstanding — basic and diluted	28,350	27,895	26,345

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIENCY)
(In thousands)

			Additional
	Common Stock		Paid-in	Unearned	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, December 31, 2004	26,175	$3	$32,315	$—	$(32,355)	$(37)

Discount on convertible notes, related party	—	—	10,611	—	—	10,611
Issuances of common stock	577	—	3,888	—	—	3,888
Repurchases of common stock	(56)	—	(389)	—	—	(389)
Restricted stock awards	377	—	2,921	(2,761)	—	160
Warrants issued to CIGNA	—	—	15,768	—	—	15,768
Warrant exercises	737	—	3,686	—	—	3,686
Accelerated vesting of stock options	—	—	78	—	—	78
Stock options issued to consultant	—	—	71	—	—	71
Net loss	—	—	—	—	(19,819)	(19,819)

Balance, December 31, 2005	27,810	3	68,949	(2,761)	(52,174)	14,017

Issuances of common stock	52	—	395	—	—	395
Repurchases of common stock	(36)	—	(75)	—	—	(75)
Restricted stock awards, net of forfeitures	610	—	1,328	—	—	1,328
Warrant exercises	400	—	2,000	—	—	2,000
Reclassification of unearned compensation upon adoption of SFAS No. 123 (R)	—	—	(2,761)	2,761	—	—
Employee stock options, net of forfeitures	—	—	963	—	—	963
Employee stock option exercises	2	—	17	—	—	17
Net loss	—	—	—	—	(11,278)	(11,278)

Balance, December 31, 2006	28,838	3	70,816	—	(63,452)	7,367

Issuance of common stock for acquisition	474	—	479	—	—	479
Repurchases of common stock	(31)	—	(36)	—	—	(36)
Restricted stock awards, net of forfeitures	38	—	720	—	—	720
Accelerated vesting of restricted stock	—	—	1,566	—	—	1,566
Employee stock options, net of forfeitures	—	—	673	—	—	673
Net loss	—	—	—	—	(5,926)	(5,926)

Balance, December 31, 2007	29,319	$3	$74,218	$—	$(69,378)	$4,843

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:

Net loss	$(5,926)	$(11,278)	$(19,819)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Gain on sales of business lines	(338)	(5,000)	(15,508)
Provision for doubtful accounts	1,991	3,625	7,575
Provision for sales allowances and returns	1,459	2,210	2,086
Reserve for (recovery of) costs related to billings in process	761	(280)	1,663
Depreciation and amortization	7,151	5,747	1,709
Amortization of note discount	1,549	1,177	787
Amortization of deferred loan costs and other non-cash interest charges, net	569	264	571
Stock-based compensation	2,959	2,291	309
Impairment of investment in joint venture	—	1,292	—
Changes in operating assets and liabilities:
Accounts receivable	(6,164)	(3,115)	(7,323)
Inventory	(157)	(351)	32
Prepaid expenses and other assets	(1,122)	737	(2,220)
Accounts payable and accrued expenses	(3,341)	(15,644)	7,557
Deferred revenue	—	(1,335)	1,335

Net cash and cash equivalents used in operating activities:	(609)	(19,660)	(21,246)

Cash Flows from Investing Activities:
Proceeds from sales of business lines	—	7,600	14,400
Dissolution of (investment in) joint venture	—	1,530	(1,530)
Maturity (purchases) of available for sale investments, net	—	923	(823)
Investment released from trust	—	—	2,000
Acquisition of property and equipment	(1,056)	(1,669)	(2,393)
Acquisition of Diabetes Care and Education, Inc., net of cash acquired	(2,494)	—	—
Asset acquisitions	(2,856)	(280)	—

Net cash and cash equivalents provided by (used in) investing activities:	(6,406)	8,104	11,654

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes, related party	—	—	15,000
Proceeds from issuances of common stock	—	—	3,500
Proceeds from exercise of warrants	—	2,000	3,686
Draws on term loan	6,789	—	—
Deposit of restricted cash under credit facility	(1,500)	—	—
Net draws on (repayments of) lines of credit	—	100	(119)
Payment of debt issuance costs	(100)	(100)	(907)
Repurchases of common stock	(36)	(75)	(389)
Principal payments under capital lease obligations	(437)	(133)	(112)
Proceeds from exercise of employee stock options	—	17	—

Net cash and cash equivalents provided by financing activities	4,716	1,809	20,659

Net (Decrease) Increase in Cash and Cash Equivalents	(2,299)	(9,747)	11,067

Cash and Cash Equivalents, Beginning of Year	4,224	13,971	2,904

Cash and Cash Equivalents, End of Year	$1,925	$4,224	$13,971

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$2,036	$1,578	$1,534

Non-cash Financing Activities:

Payment of bonuses with stock	$—	$395	$—

Issuance of promissory note for joint venture termination fee	$—	$1,500	$—

Assets acquired under capital leases	$2,426	$—	$262

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
1. BUSINESS AND BASIS OF PRESENTATION
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
Principles of Consolidation
The consolidated financial statements include the accounts of NationsHealth and its wholly-owned subsidiaries, NationsHealth Holdings, LLC, United States Pharmaceutical Group, LLC and Diabetes Care & Education, Inc. Intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain prior years’ amounts have been reclassified to conform to the current year presentation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Restricted Cash
Restricted cash at December 31, 2007 and 2006 includes a certificate of deposit collateralizing a letter of credit for approximately $300,000 (see Note 16). Restricted cash at December 31, 2007 also includes $1,500,000 serving as collateral under our credit facility (see Note 11), which is invested in a short-term money market account with a financial institution.
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

Accounts receivable are stated net of allowances for doubtful accounts and claim denials, which are estimated based upon historical collection and claim denial experience and current trends. Allowances for doubtful accounts are established through charges to bad debt expense, while allowances for claim denials are recorded as a reduction of revenue. Uncollectible accounts are written off after all collection efforts, and claim re-submittals, where appropriate, have been exhausted.
Inventory
Inventory consists of medical supplies, primarily diabetes testing and insulin pump supplies, and medications. Inventory is stated at the lower of cost, determined on the first-in, first-out, method, or market.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. Goodwill is not amortized but is tested for impairment annually, or more frequently if impairment indicators arise. Intangible assets with finite lives are amortized over their expected lives. The Company reviews its long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
Revenue Recognition
The Company recognizes revenue related to product sales upon shipment of patient orders, provided that risk of loss has passed to the patient and the required written forms to bill Medicare, other third party payors, and patients have been received and verified. Revenue is recorded at amounts expected to be collected from Medicare, other third party payors, and directly from patients. Where applicable, contractual adjustments are recorded for the difference between reimbursement amounts and revenue recorded per the billing system. Such adjustments are recorded as a reduction of both gross revenue and accounts receivable. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to billings in process, consisting of the cost of products shipped, are deferred in the Company’s consolidated balance sheet, and are charged to cost of product sales at the time the related revenue is recognized.
Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to other third party payors or directly to patients. Revenue received directly from Medicare, which relates to the Company’s Medical Products segment, represented approximately 34%, 41% and 64% of total revenue in 2007, 2006 and 2005, respectively.

Prior to October 1, 2005, the Company provided individuals with discount prescription drug cards, which are accepted at over 50,000 pharmacies nationwide (the “Discount Prescription Drug Card Business”). Each time a cardholder saved money using one of these cards, the Company received a fee ranging from $0.70 to $1.30 per transaction. Revenue was recognized in the month the transaction occurred. Additionally, the Company earned manufacturer rebates when cardholders purchased certain drugs using the card. Revenue from manufacturer rebates was recognized when earned and the amount fixed and determinable. These rebates, which amounted to approximately $217,000 and $457,000 for the years ended December 31, 2006 and 2005, respectively, are included in prescription drug card revenue in the accompanying consolidated statements of operations. On September 5, 2006, the Company sold the Discount Prescription Drug Card Business (see Note 7). Accordingly, the Company recognized no revenue from the Discount Prescription Drug Card Business for the year ended December 31, 2007.
Revenue related to the Company’s Insurance Services segment is recognized when earned as the services are performed and is presented in the accompanying consolidated statements of operations as service revenue. The direct costs of providing contracted services, including advertising, marketing and creative services, performed on behalf of these clients are shown as cost of services in arriving at gross profit. Revenue from CIGNA, which is included in the Company’s Insurance Services segment, represented approximately 38%, 40% and 12% of total revenue in 2007, 2006 and 2005, respectively.
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
Advertising costs, which are included in patient acquisition and related costs and, to the extent related to services revenue, in cost of services, are expensed as incurred. Advertising costs were approximately $1,343,000, $9,064,000 and $12,717,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Patient Service and Fulfillment Expenses
Patient service and fulfillment expenses, which relate to the Company’s Medical Products segment, consist primarily of costs to service existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs. Product shipping costs were approximately $1,736,000, $1,906,000 and $4,033,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Loss Per Share
Loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the Company’s convertible notes (using the if-converted method), unvested restricted stock and shares issuable upon exercise of stock options and warrants. The shares issuable upon conversion of the Company’s convertible notes and the shares issuable upon exercise of the Company’s outstanding warrants, stock options, the underwriters’ option, and upon the vesting of restricted stock have been excluded from the calculation of diluted earnings per share for all periods presented as their effect would have been antidilutive.

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
The fair value of the Company’s credit facility borrowings and promissory note payable is estimated based on current rates offered to the Company for debt of comparable maturities and similar collateral requirements, and approximates carrying value.
Based upon various factors, including borrowing rates and the market value for NationsHealth common stock, the estimated fair value of the Company’s convertible notes as of December 31, 2007 was approximately $10,865,000, compared to a carrying value of approximately $7,715,000.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable.
With respect to cash and cash equivalents and restricted cash, the Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.
The Company’s single largest account receivable balance is from Medicare, which the Company does not consider to be a credit risk. The Company also has accounts receivable from CIGNA and other insurance companies, which the Company does not consider to be significant credit risks.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of January 1, 2007. The adoption of this standard did not have an impact on the Company’s operating results, cash flows or financial position.

In September 2006, FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires the disclosure of fair value of financial instruments according to a fair value hierarchy. Additionally, certain disclosures are required regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material impact on the Company’s operating results, cash flows or financial position.
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
3. LIQUIDITY AND PROFITABILITY CONSIDERATIONS
From inception and continuing through 2007, the Company has used significant amounts of cash in its operations and has incurred net losses of approximately $5,926,000, $11,278,000 and $19,819,000 for the years ended December 31, 2007, 2006 and 2005, respectively. As reflected in the consolidated balance sheet as of December 31, 2007, the Company had unrestricted cash and cash equivalents of approximately $1,925,000 and negative working capital of approximately $1,606,000.
Management’s plans with regard to these matters encompass the following:
Credit Facility
The Company has a revolving line of credit agreement, as amended and restated on April 11, 2007 (see Note 11). As of December 31, 2007, the unused portion available under the revolving line of credit was approximately $4,329,000, of which $1,500,000 was reserved for the repayment of the Promissory Note (see Note 6).
On February 1, 2008, the credit facility was amended to, among other things, temporarily increase the percentage of eligible accounts receivable available under the borrowing base through the end of 2008, increase the inventory availability under the borrowing base, and defer the due dates of the installment payments under the term loan through June 30, 2008. The increases in the advance rates for eligible accounts receivable and inventory borrowing availability had the impact of increasing availability under the revolving line of credit by approximately $2.3 million.
Cost Reductions
During 2006 and 2007, the Company implemented plans to restructure and streamline its management organization and reduce its workforce in order to increase both cost effectiveness and profitability. Management would, if considered necessary, be able to further reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of temporary cash flow shortages.

Sales of Lines of Business
On September 2, 2005, the Company sold its respiratory line of business for a total of approximately $16,000,000 (see Note 7). On September 5, 2006, the Company sold its discount prescription drug card business for $6,000,000, subject to an approximately $662,000 reduction (see Note 7). Management believes that additional opportunities are available to raise cash from the sale of a portion of the Company’s assets.
Summary
Management believes that the actions taken by the Company provide the opportunity for the Company to improve liquidity and profitability, and that it has sufficient liquidity to continue as a going concern. However, there can be no assurances that the Company will have adequate liquidity or that profitability will be achieved.
4. CIGNA AGREEMENT
The Company entered into an agreement with CIGNA on May 4, 2005 to provide services to CIGNA in connection with CIGNA’s offering of Medicare Part D prescription drug plans to Medicare beneficiaries. This arrangement combined CIGNA’s pharmacy product portfolio and expertise with regard to clinical management programs and NationsHealth’s experience with regard to Medicare and expertise in enrolling individual Medicare eligible patients into healthcare programs. The services provided by the Company to CIGNA under the original agreement encompassed virtually all aspects of the non-claims administration of CIGNA’s Part D plans, including advertising and marketing for the plans, member eligibility and enrollment processing, member service, communication and reconciliation with the Centers for Medicare and Medicaid Services (“CMS”), and member billing and premium collection.
On May 26, 2006, the Company and CIGNA entered into an Amended and Restated Preferred Vendor Agreement (the “Amended and Restated Agreement”), which amended and restated the agreement entered into on May 4, 2005. The initial term (the “Initial Term”) of the Amended and Restated Agreement expires on December 31, 2009 and automatically renews for additional one-year periods (an “Additional Period”) unless either party provides to the other party notice to terminate not later than July 1 of any Additional Period or the final year of the Initial Term. The Amended and Restated Agreement is contingent upon the continued award of Part D contracts to CIGNA by CMS.
Pursuant to the Amended and Restated Agreement, the Company continues to provide certain member service activities and, at the option of CIGNA, selected marketing and enrollment services in connection with CIGNA’s Part D plans. In addition, under the Amended and Restated Agreement, the Company may provide these services to other Medicare Part D insurers and CIGNA may use other vendors to provide services for its Medicare Part D program, provided, however, that CIGNA is required to pay the Company certain fees if CIGNA does not meet specified thresholds of enrollees serviced by the Company. The Amended and Restated Agreement also modified the compensation terms among the parties to provide for a predictable service fee arrangement starting with the 2007 plan year and continuing until the end of the Initial Term. The Company’s management has been in negotiations with CIGNA to further amend the agreement relating to the services provided to, and the compensation received from, CIGNA beginning in 2009. The Company believes this amendment will extend the term of the agreement through 2012, but reduce the number of services the Company provides to CIGNA and the corresponding fees associated with the services. These negotiations have not been finalized.
As was required under the Company’s agreement with CIGNA entered into on May 4, 2005, NationsHealth discontinued all marketing of discount prescription drug cards on October 1, 2005 (see Note 7).

5. BUSINESS COMBINATION
On September 4, 2007, the Company acquired all of the issued and outstanding capital stock of Diabetes Care and Education, Inc. (“DC&E”). DC&E is a provider of insulin pumps, pump supplies and blood glucose monitoring equipment and supplies through its three facilities in Kentucky, North Carolina and South Carolina. DC&E also offers diabetes education to individuals with diabetes through its American Diabetes Association recognized education programs. The acquisition was made as part of the Company’s strategy to add customers and expand product offerings that are complimentary to its diabetes supplies business, and DC&E operations have become a part of the Company’s Medical Products segment. The Company paid cash at closing of $2,500,000 and issued 473,933 unregistered shares of its common stock with a fair value of approximately $479,000, based upon the closing price on the date of the acquisition. The Company also incurred legal fees and a broker commission totaling approximately $321,000, resulting in a total purchase price of approximately $3,300,000. The Company may also be obligated to pay additional cash consideration totaling up to $4,500,000 if revenue associated with DC&E’s operations in 2008, 2009 and 2010 exceed certain targets. Additional payments made for the acquisition of DC&E, if any, will be recorded to goodwill.
The following table summarizes the allocation of the purchase price for DC&E (in thousands):

Assets
Current assets	$2,331
Provider contracts and relationships	930
Customer list	880
Non-compete agreement	90
Goodwill	1,075

Total assets acquired	5,306

Liabilities
Current liabilities	(1,982)
Long-term debt	(24)

Total liabilities assumed	(2,006)

Net assets acquired	$3,300

The Company estimated the fair value of DC&E’s identifiable intangible assets based upon a third-party valuation. The weighted average amortization period for the acquired intangible assets with finite lives was approximately 3.5 years.
In connection with the acquisition, the Company recorded approximately $1,075,000, representing the excess of the purchase price of DC&E over the net amounts assigned to assets acquired and liabilities assumed, as goodwill. The goodwill resulting from the DC&E acquisition is allocated to the Company’s Medical Products segment, and no portion of the goodwill is expected to be deductible for tax purposes.
The results of operations for DC&E are included in the Company’s consolidated statements of operations from the date of acquisition. The following pro forma consolidated results of operations assume that the acquisition of DC&E was completed as of January 1, 2006:

	Year Ended December 31,
	2007	2006
	(in thousands)
Total revenue	$84,169	$94,849
Net loss	$(6,464)	$(11,893)
Loss per share, basic and diluted	$(0.23)	$(0.42)

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
6. US BIO JOINT VENTURE
On August 3, 2005, the Company entered into a joint venture to develop and operate a specialty and oncology pharmacy business with US Bioservices Corporation (“US Bio”), pursuant to the limited liability company operating agreement (the “Operating Agreement”) of NationsHealth Specialty Rx, LLC (“Specialty Rx”). In March 2006, CMS approved Specialty Rx’s participation in its Competitive Acquisition Program (the “CAP Program”). However, the terms of the CAP Program established by CMS were not economically viable for Specialty Rx and operations did not commence.
On September 27, 2006, the Company entered into an agreement (the “Dissolution Agreement”) with US Bio to dissolve Specialty Rx. Pursuant to the Dissolution Agreement, the Operating Agreement was terminated and the capital contributions of $1,530,000 and $1,470,000 were returned to the Company and US Bio, respectively. As a condition of the Dissolution Agreement, the Company agreed to pay a termination fee (the “Termination Fee”) to US Bio in the amount of $1,500,000, evidenced by a promissory note (the “Promissory Note”) to US Bio. The non-interest bearing Promissory Note, which matured and was paid on February 21, 2008, was recorded net of a discount for imputed interest of approximately $208,000. The discount on the Promissory Note was amortized to interest expense over its term, based on the effective interest method. The Company recorded an impairment charge totaling approximately $1,292,000 during 2006 to write-down the investment in the joint venture to its estimated net realizable value. The impairment charge recorded represents the net present value of the Promissory Note issued for the Termination Fee.
7. SALES OF LINES OF BUSINESS
On September 2, 2005, the Company sold its respiratory division (including its respiratory-related inventory) to Lincare Inc. and Med 4 Home Inc. for $16,000,000, of which $14,400,000 was received at closing and $800,000 was received on each of March 2, 2006 and September 2, 2006. Pursuant to the transaction, the Company recorded a gain of $15,508,000 in 2005.
On September 5, 2006, the Company sold its Discount Prescription Drug Card Business to HealthTran LLC (“HealthTran”) for $6,000,000 in cash (the “Purchase Price”). The Purchase Price was subject to a potential downward adjustment, of up to $1,000,000, based on the volume of claims processed by HealthTran related to the Discount Prescription Drug Card Business through September 5, 2007. Pursuant to the transaction, the Company recorded a gain of $5,000,000 in 2006. Based upon the actual claims volume through September 5, 2007, the final purchase price adjustment amounted to approximately $662,000. Pursuant to the final purchase price adjustment, the Company recorded a gain of approximately $338,000 in 2007.

8. PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the respective lease term or the estimated useful lives of the assets. Depreciation and amortization of property and equipment amounted to $2,326,000, $1,858,000 and $1,063,000 for 2007, 2006 and 2005, respectively. Property and equipment consists of the following:

	Estimated Useful	December 31,
	Life (Years)	2007	2006
		(in thousands)
Office and computer equipment	3-5	$3,533	$2,138
Furniture and fixtures	5	922	806
Leasehold improvements	Up to 5	917	705
Software	3	4,987	3,329

		10,359	6,978
Less accumulated depreciation and amortization		5,693	3,421

		$4,666	$3,557

The Company capitalizes certain internally developed software costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, generally three years. The amount of capitalized software development costs included in property and equipment in the accompanying consolidated balance sheets totaled $706,000, net of accumulated amortization of $2,144,000 as of December 31, 2007, and $1,280,000, net of accumulated amortization of $1,472,000 as of December 31, 2006. Amortization of software development costs amounted to $590,000, $686,000 and $486,000 for 2007, 2006 and 2005, respectively.
Capital leases of equipment and software are included in property and equipment in the accompanying consolidated balance sheets in the amount of approximately $1,948,000, net of accumulated amortization of approximately $633,000, as of December 31, 2007, and approximately $96,000, net of accumulated amortization of approximately $166,000, as of December 31, 2006. Amortization of assets recorded under capital leases is included in depreciation and amortization in the accompanying consolidated statements of operations.
9. INTANGIBLE ASSETS
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
In addition to the intangible assets recorded in connection with the acquisition of DC&E (see Note 5), during the year ended December 31, 2007, the Company recorded intangible assets, totaling approximately $2,775,000 related to the acquisition of certain assets of diabetes supply companies. The purchase price for each acquisition is allocated to all the assets acquired, including customer lists, inventory and other assets, if any, based on their relative fair values.

The costs of acquired customer lists are amortized over their expected lives of four years, with 35% amortized in the first year and the remaining 65% amortized on a straight-line basis over the succeeding three years. The costs of the non-compete agreement and provider contracts and relationships are amortized on a straight-line basis over their expected lives of three years.
Amounts recorded for the Company’s intangible assets with finite lives, all of which pertain to the Company’s Medical Products segment, as of December 31, 2007 and 2006 were as follows:

	2007			2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(in thousands)
Customer contract	$16,156	$(8,401)	$7,755	$16,156	$(4,524)	$11,632
Provider contracts and relationships	930	(103)	827	—	—	—
Acquired customer lists	3,935	(845)	3,090	374	(11)	363
Non-compete agreement	90	(10)	80	—	—	—

	$21,111	$(9,359)	$11,752	$16,530	$(4,535)	$11,995

Amortization of intangible assets amounted to $4,825,000, $3,889,000 and $646,000 for 2007, 2006 and 2005, respectively. Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,

2008	$5,253
2009	5,064
2010	1,012
2011	423
10. ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006

Accrued compensation	$1,425	$2,310
Accrued refunds	1,216	1,583
Accrued fulfillment costs	—	1,356
Accrued purchase price adjustment	—	1,000
Other	1,912	2,820

	$4,553	$9,069

11. CREDIT FACILITY
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
Under the agreement, as amended and restated, the available funding was limited by a borrowing base, which is comprised of a percentage of eligible accounts receivable and inventory, as defined, up to a maximum of $10,000,000. The credit agreement requires the Company to maintain a lock-box arrangement, whereby amounts received into the lock-box are applied to reduce the revolving credit facility outstanding, and contains certain subjective acceleration clauses in the event of a material adverse event, as defined. Borrowings under the credit agreement are classified as current liabilities in the Company’s balance sheet in accordance with the provisions set forth in Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”
The revolving line bears interest monthly at the higher of prime plus 2.5% or 6.5%, plus certain additional fees and charges. As of December 31, 2007, the rate under the facility was 9.75% per annum. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA, as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum liquidity, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of December 31, 2007, the outstanding balance under the line of credit was $2,500,000, and the unused portion available thereunder was approximately $4,329,000, of which $1,500,000 was reserved for the repayment of the Promissory Note (Note 6).
On April 11, 2007, the Company entered into a Third Amended and Restated Revolving Credit, Term Loan and Security Agreement with the lender (the “Third Amended and Restated Credit Agreement”). The Third Amended and Restated Credit Agreement retained the existing $10,000,000 revolving credit facility, the subjective acceleration clauses in the event of a material adverse event, as defined, and existing maturity date of the overall credit facility of April 30, 2010, and added a $7,000,000 multi-draw term loan (the “Term Loan”) to the credit facility. On April 11, 2007, $1,500,000 of proceeds from the Term Loan were funded into a restricted deposit account to serve as collateral for the facility as required under the Third Amended and Restated Credit Agreement. The remainder of the Term Loan is restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets. Through December 31, 2007, an additional $5,289,000 was drawn on the Term Loan for such purposes, and as of December 31, 2007, the total balance outstanding under the Term Loan was approximately $6,789,000. Interest on the outstanding principal balance of the Term Loan is payable monthly at the higher of prime plus 1.0% or 5%. Payment of the principal balance outstanding under the Term Loan is to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008. The Third Amended and Restated Credit Agreement also adjusted the financial covenants of the credit facility and added a covenant related to the Company’s diabetic patient count. On November 13, 2007, the Third Amended and Restated Credit Agreement was amended to adjust the financial covenants to account for the Company’s actual and projected financial results. As of December 31, 2007, the Company was in compliance with all applicable financial covenants under the agreement.

On February 1, 2008, the Third Amended and Restated Credit Agreement was amended to, among other things, temporarily increase the percentage of eligible accounts receivable available under the borrowing base through the end of 2008 and defer the due dates of the installment payments under the Term Loan through June 30, 2008.
On March 27, 2008, the Third Amended and Restated Credit Agreement was further amended to adjust the financial covenants to account for the Company’s actual and projected financial results. In connection with the amendment, the annual interest rate on the revolving line of credit was increased to the higher of prime plus 3% or 8.25%, and the annual interest rate on the Term Loan was increased to the higher of prime plus 4.5% or 9.75%, effective as of the amendment date.
In connection with the Third Amended and Restated Credit Agreement, on April 11, 2007, the Company entered into a Second Amended and Restated Equity Participation Fee Agreement with the lender. Pursuant to this agreement, the Company agreed to pay a fixed equity participation fee of $1,375,000 at the maturity date or on earlier termination of the credit facility. As of December 31, 2007, the Company had accrued approximately $712,000 related to the equity participation fee as additional interest expense. In connection with the amendment to the Third Amended and Restated Credit Agreement, on February 1, 2008, the amount of the equity participation fee was revised to $1,575,000.
12. CONVERTIBLE NOTES
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
The Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%, payable monthly. The Notes are secured by substantially all the Company’s assets, but are subordinated to the credit facility (see Note 11). The Notes may be subordinated to future indebtedness not to exceed $20,000,000 in the aggregate, or, if the Company achieves certain performance criteria, $25,000,000. The Holders may convert the Notes into shares of the Company’s common stock at a conversion price of $6.56 per share, subject to certain anti-dilution provisions. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by the Company. Through December 31, 2007, no events have occurred that would trigger adjustments for anti-dilution.
The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction. If Notes are redeemed at the option of the Company, other than upon a change of control transaction, the Holders may elect to receive either (i) the principal and unpaid interest (the “Par Redemption Price”) plus warrants with the exercise price and for the number of shares for which the Notes would have been convertible into immediately prior to such redemption, or (ii) 110% of the principal amount of the Notes plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price. Through December 31, 2007, no events have occurred that would trigger any of these rights.

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
13. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2007, no shares of preferred stock have been issued.
Warrants
Pursuant to its initial public offering (the “Offering”) on August 28, 2003, the Company sold 4,025,000 units (“Units”), including 525,000 Units that were issued upon exercise of the underwriters’ over-allotment option. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and two Redeemable Common Stock Purchase Warrants (the “Warrants”). Separate trading of the Company’s common stock and the Warrants underlying the Units commenced on September 9, 2003. Each warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $5.00. During the years ended December 31, 2006 and 2005, 399,920 and 737,205 Warrants were exercised resulting in proceeds of approximately $2,000,000 and $3,686,000, respectively. Through August 24, 2007, 1,161,925 of the Warrants had been exercised and the remaining 6,888,075 Warrants expired on that date. In connection with the Offering, the Company also issued an option (the “Underwriters’ Option”) for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit, which expires on August 24, 2008. The warrants underlying such Units are exercisable at $6.00 per share, but otherwise have the same terms and conditions as the Warrants.
On March 9, 2004, the Company granted warrants, which expire on August 31, 2011, to purchase an aggregate of 45,000 shares of common stock at an exercise price of $8.50 per share to three consultants. Through December 31, 2007, none of the warrants had been exercised.
As discussed in Note 9, the Company issued to CIGNA warrants to purchase 2,936,450 shares of its common stock at $6.60 per share. The warrants were fully vested and non-forfeitable on the date of grant and have an initial term of 7 years, which will be extended to 10 years if the Company’s stock price does not equal or exceed $10.00 per share for any 20 trading days within a 30 trading day period at any time prior to the initial expiration date. In the event of termination of the agreement due to a CIGNA breach, the warrants will expire one year after the effective date of the termination. In addition, the warrants will expire immediately prior to an acquisition, merger or consolidation of the Company with any unrelated third party in which the Company is not the surviving entity. The warrants allow for net-share settlement at the option of CIGNA. Through December 31, 2007, none of the warrants issued to CIGNA had been exercised.

Common Stock Reserved
As of December 31, 2007, the Company had 8,532,092 shares of common stock reserved for issuance for warrants, the Company’s equity compensation plans, the MHR Notes and the Underwriters’ Option, which totaled 2,981,450, 2,914,057, 2,286,585 and 350,000, respectively.
14. EMPLOYEE STOCK COMPENSATION AND BENEFIT PLANS
On August 30, 2004, the shareholders of the Company voted to adopt the NationsHealth, Inc. 2004 Incentive Stock Plan (the “2004 Plan”) to enable the Company to offer directors, officers and other key employees stock options in the Company. A total of 1,900,000 shares of the Company’s common stock was authorized for issuance under the 2004 Plan.
On June 17, 2005, the Company’s stockholders approved the NationsHealth, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). A total of 2,100,000 shares of the Company’s common stock was authorized for issuance under the 2005 Plan. Under the 2005 Plan, stock options, stock appreciation rights, restricted stock (non-vested stock), restricted stock units and other equity-based awards may be granted to eligible employees, consultants and directors.
Awards of options to employees under the 2004 Plan and 2005 Plan generally vest over a four-year period, with pro rata vesting upon the first anniversary of the grant and each six months thereafter. Awards of options have a maximum term of six years and the Company generally issues new shares upon exercise. The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $0.71, $1.58 and $3.24, respectively.
Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation costs for employee stock options were measured as the excess, if any, of the market price of the common stock at the date of the grant over the exercise price. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The effect of the adoption of SFAS No. 123(R) resulted in an increase to the Company’s loss from operations and net loss of approximately $673,000, or $0.02 per basic and diluted share for the year ended December 31, 2007 and of approximately $963,000, or $0.03 per basic and diluted share for the year ended December 31, 2006. The adoption of SFAS No. 123(R) had no impact on net cash flows for the years ended December 31, 2007 or 2006.

Had compensation costs for the Company’s employee stock option grants been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net loss and loss per share for the year ended December 31, 2005 would have been equal to the pro forma amounts indicated below (in thousands, except per share data):

Net loss, as reported	$(19,819)
Add: Stock-based employee compensation expense included in net loss	78
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,132)

Pro forma net loss	$(20,873)

Loss per share — basic and diluted
As reported	$(0.75)

Pro forma	$(0.79)

The Company recognizes compensation cost related to stock options and other share-based awards on a straight-line basis over the requisite service period. The total compensation cost recognized during the years ended December 31, 2007 and 2006 related to grants under the 2004 Plan and 2005 Plan was approximately $2,959,000 and $2,291,000, respectively. As of December 31, 2007, there was approximately $1,095,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 2.7 years. The intrinsic value of all options granted during the years ended December 31, 2007, 2006 and 2005 was $0 and as of December 31, 2007 the aggregate intrinsic value of options outstanding, including exercisable options, was $0.
The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

	2007 Grants	2006 Grants	2005 Grants

Weighted average expected volatility	76%	58%	49%
Range of expected volatility	70% - 80%	50% - 70%	45% - 50%
Range of risk free interest rate	3.71% - 4.91%	4.35% - 5.13%	3.88% - 4.44%
Expected term	5.0 years	5.0 years	5.0 years
Expected annual forfeiture rate	20%	20%	0%
Expected dividend rate	0%	0%	0%
Expected volatility is based on the historical volatility of the Company’s common stock since the date of the Offering and the volatility of the common stock of other companies in the same industry. Due to the Company’s lack of historical exercise activity, the expected term for options granted was derived using the midpoint of the vesting period and the contractual term.

A summary of the activity and status of the Company’s stock options is as follows for the year ended December 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of year	1,370,507	$5.67
Granted	310,500	1.12
Exercised	—	—
Forfeited	(165,002)	3.61
Expired	(75,386)	6.94

Outstanding at end of year	1,440,619	$4.86	3.86

Vested and exercisable at end of year	766,263	$6.45	3.15

Vested and expected to vest at end of year	1,229,082	$5.28	3.67

The fair value of the restricted stock as of the date of grant is recorded to compensation expense on a straight-line basis over the vesting periods of the awards, which range from one to five years. The total grant date fair value of restricted stock vested during the years ended December 31, 2007, 2006, and 2005 was approximately $2,268,000, $1,328,000, and $0, respectively. Approximately $2,286,000 and $1,328,000 of compensation expense was recognized during the years ended December 31, 2007 and 2006, respectively, related to restricted stock awards. Compensation expense for 2007 included approximately $1,566,000 of expense associated with the acceleration of vesting of certain restricted stock awards. Stock repurchases for withholding taxes on restricted stock vesting during the years ended December 31, 2007 and 2006 resulted in decreased cash flows from financing activities of approximately $14,000 and $52,000, respectively. As of December 31, 2007, there was approximately $1,022,000 of total unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a remaining weighted average period of 1.6 years. Based upon the Company’s history of forfeitures of restricted stock awards, forfeitures were estimated at 15% for the years ended December 31, 2007 and 2006.
A summary of the activity and status of the Company’s restricted stock grants is as follows for the year ended December 31, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested restricted stock grants at beginning of year	794,362	$3.86
Granted	90,000	1.52
Vested	(521,454)	4.35
Forfeited	(45,000)	2.15

Nonvested restricted stock grants at end of year	317,908	2.65

An additional award of 200,000 shares of restricted stock with a grant date fair value of $594,000, or $2.97 per share, was granted to a key employee in June 2006 by certain principal stockholders of the Company. Including the 200,000 shares granted by stockholders of the Company, as of December 31, 2007, there were 517,908 shares of non-vested restricted stock outstanding, with a weighted average grant date fair value of $2.77 per share.

As of December 31, 2005, the Company had a balance of approximately $2,761,000 in unearned compensation related to awards of nonvested restricted stock. Upon adoption of SFAS No. 123(R), the balance in unearned compensation was reclassified to additional paid-in capital.
Employee Savings Plan
During 2004, NationsHealth established a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board of Directors, the Company may elect to make contributions into the savings plan. Through December 31, 2007, the Board has not authorized any contributions to the plan.
15. INCOME TAXES
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
The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2007 and 2006 are presented below (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$14,170	$10,910
Stock-based compensation	2,464	3,597
Allowances for doubtful accounts, claims denials and returns	3,074	5,098
Accrued payroll	374	539
Other	1,125	1,337

Total deferred tax assets	21,207	21,481
Less valuation allowance	(20,218)	(20,875)

	989	606

Deferred tax liabilities:
Finite-lived intangible assets	(634)	—
Software development costs	(285)	(501)
Other	(70)	(105)

Total deferred tax liabilities	(989)	(606)

Net deferred taxes	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Because of the Company’s lack of earnings history, the net deferred tax assets have been offset by a full valuation allowance. The decrease in the valuation allowance for the year ended December 31, 2007 was $657,000.

At December 31, 2007, the Company had net operating loss carryforwards available of approximately $37,657,000. These carryforwards expire through 2027.
The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Tax at U.S. statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.5%	3.5%	3.5%
Non-deductible items	(4.2%)	(1.2%)	(0.9%)
Write-off of deferred tax asset to non-deductible items	(31.3%)	(13.3%)	—%
Change in valuation allowance	(2.0%)	(23.0%)	(36.6%)

Income tax expense	—%	—%	—%

The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to its financial position, results of operations or cash flows were required. The Company does not expect that unrecognized tax benefits will increase within the next 12 months. In the event the Company was to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2004 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.
16. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS
Leases and Debt Maturities
The Company leases certain office space, warehouse and distribution space, and equipment under noncancelable operating and capital leases. Significant operating leases include the Company’s corporate offices in Sunrise, Florida, which is scheduled to expire in August 2010 and contains renewal options for two three-year terms, and the lease for the Company’s distribution center in Weston, Florida, which is scheduled to expire in August 2011. Certain of these leases contain rent concessions and payment escalations, in which case rent expense, including the impact of the concessions and/or escalations, is recognized on a straight-line basis over the term of the lease. The Company’s corporate office lease also included approximately $380,000 of leasehold improvement incentives, which have been capitalized and are being amortized as an adjustment to rent expense on a straight-line basis over the initial term of the lease.
Rent expense under all operating leases was approximately $1,707,000, $1,750,000 and $1,798,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
On February 5, 2007, as amended on June 29, 2007 and August 24, 2007, the Company entered into a lease agreement for certain telecommunications equipment and computer software. The lease, which provides for monthly payments of approximately $75,000 through July 31, 2010, is being accounted for as a capital lease. As of December 31, 2007, the related capital lease obligation totaled approximately $1,977,000.

As described in Note 12, the Company has MHR Notes outstanding in the principal amount of $15,000,000 that bear interest at 7.75% and mature on February 28, 2012. The MHR Notes are convertible by MHR and redeemable by the Company at any time; therefore, future payments for interest are subject to the MHR Notes remaining outstanding. Pursuant to the terms of the MHR Notes, the Company expects that it will be required to repay (redeem) approximately $4,700,000 of the principal amount of the MHR Notes in February 2010 and $10,300,000 in 2012. At December 31, 2007, the Company also has outstanding a non-interest bearing promissory note, with a principal amount of $1,500,000, which matured in February 2008 (see Note 6), and an outstanding balance totaling approximately $6,789,000 under the Term Loan, which matures in 29 monthly installments commencing January 1, 2008 (see Note 11).
The approximate future minimum lease payments under capital and operating leases and maturities of long-term debt at December 31, 2007 are as follows (in thousands):

	Capital	Operating	Debt
Year Ending December 31,	Leases	Leases	Maturities

2008	$962	$1,722	$4,309
2009	958	1,753	2,809
2010	580	1,273	5,871
2011	54	471	—
2012	45	231	10,300
Thereafter	—	250	—

	2,599	$5,700	$23,289

Less: amounts representing interest	524

Net present value of capital lease obligations	$2,075

Letter of Credit
As of December 31, 2007, the Company is contingently liable under an open standby letter of credit for approximately $300,000 in favor of the landlord of the Company’s leased corporate headquarters.
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

On December 16, 2005 (the “Separation Date”), Robert Gregg and the Company entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Gregg resigned from all employment roles that he held at the Company effective as of the Separation Date. The Separation Agreement affirmed Mr. Gregg’s ability to exercise his right under his employment agreement to request that the Company arrange for the purchase of up to $3,000,000 worth of the Company’s common stock from Mr. Gregg (the “Put Right”). Mr. Gregg has the right to require the Company to purchase up to $3,000,000 worth of the Company’s common stock, held by RGGPLS, LLC (“RGGPLS”), the controlling stockholder of the Company, on Mr. Gregg’s behalf, provided that the Company is not required to purchase more than $1,500,000 worth of such common stock in any calendar year. Under certain circumstances, the Company may pay such amounts over a period of up to three years. In lieu of a cash payment, the Company has the option to register such shares of the Company’s common stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended (the “Act”) or to arrange for the sale of such shares of the Company’s common stock pursuant to an exemption from the registration requirements under the Act.
On April 4, 2007, Mr. Gregg partially exercised his Put Right to require the Company to purchase $750,000 of the Company’s common stock beneficially owned by Mr. Gregg, representing 500,000 shares based on the closing price of $1.50 per share on the trading day prior to the put notice. The Company notified Mr. Gregg of its intention to cause such shares to be sold, as promptly as is reasonably practicable, pursuant to a registration statement under the Act, or pursuant to an exemption from the registration requirements of the Act. To the extent that these put shares are sold at a price less than the price on the date of the put, the Company will be required to make a cash payment to Mr. Gregg for such shortfall amount. On July 16, 2007, in connection with RGGPLS’s transfer to Mr. Gregg of 288,000 shares of the Company’s common stock, Mr. Gregg executed an acknowledgement that the proceeds from any sale by him of the 288,000 shares in the open market (based on a 20-day average price) or to any third party shall satisfy a portion of the Company’s obligation pursuant to the Put Right. Based upon shares sold by Mr. Gregg to date and the remaining shares under the April 4, 2007 put, the Company has accrued approximately $398,000 at December 31, 2007 related to the estimated shortfall from the price on the date of the put.
Medicare Audit
In January 2007, the Company was notified by a third party Medicare contractor that, based solely on its review of 100 Medicare beneficiaries representing 265 services billed between November 2003 and April 2004, it was estimated that the Company had received an extrapolated overpayment of approximately $1,374,000. The Company objected to this assertion and responded by providing additional documentation and explanation of the questioned billings. Thereafter, the third-party contractor reduced the extrapolated overpayment estimate to approximately $500,000, and on May 1, 2007, the Company received a demand letter for repayment of this amount. The Company appealed the repayment demand and submitted additional supporting documentation to the third-party contractor. As a result of this appeal, the Company has received notice that all but an immaterial amount of the total overpayment was reversed in the Company’s favor.
17. SEGMENT INFORMATION
The Company operates in two reportable segments: Medical Products and Insurance Services. The Medical Products segment markets and sells diabetes, ostomy and other medical supplies, as well as physician prescribed medications, primarily to Medicare and managed care beneficiaries. Through March 2007, the Medical Products segment consisted of two operating divisions: (1) Direct-to-Consumer, which markets and sells to patients primarily through mail-order channels and, through September 30, 2005, offered discount prescription drug cards, and (2) Retail, which marketed and sold to patients through the Company’s retail initiative with Kmart Corporation (“Kmart”). The Kmart contract, which expired by its terms on January 1, 2007, was not renewed, and the Company ceased servicing customers through Kmart locations in March 2007. In addition, commencing September 4, 2007, the Medical Products segment also includes the operations of DC&E. Through its Insurance Services segment, the Company provides services to CIGNA and other Medicare insurance providers in connection with their providing of coverage to Medicare beneficiaries.

The Company’s management evaluates performance and allocates resources based primarily on segment revenues and profit or loss from operations. Segment profit or loss from operations for the reportable segments includes certain sales, marketing, fulfillment, and general and administrative expenses directly attributable to the segment and excludes certain corporate amounts that are managed outside of and not allocated to the reportable segments. The accounting policies of the Company’s reportable segments are the same as for the Company on a consolidated basis. For purposes of the Company’s segment reporting, the direct-to-consumer and retail operating divisions have been aggregated in the Medical Products segment.
Revenues and segment profit (loss) for the Company’s reportable segments for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005

Revenue:
Medical Products (1)	$46,070	$48,771	$77,307
Insurance Services	31,450	38,445	10,249

Consolidated revenue	$77,520	$87,216	$87,556

Segment profit (loss):
Medical Products (2)	$3,290	$9,520	$5,066
Insurance Services	11,871	(1,304)	(14,086)
Unallocated amounts:
Gain on sales of business lines	338	5,000	15,508
Impairment of investment in joint venture	—	(1,292)	—
Other corporate expenses	(17,166)	(20,225)	(23,360)

Consolidated loss from operations	$(1,667)	$(8,301)	$(16,872)

(1)	Revenue for the Medical Products segment includes net revenue from the Prescription Drug Card Business, which was sold on September 5, 2006 (see Note 7).

(2)	Segment profit for Medical Products for the year ended December 31, 2006 includes a gain of approximately $977,000 related to the settlement of a vendor obligation.
Effective beginning July 1, 2006, the Company changed certain of its expense allocations among its reportable segments. The effect of these changes was to decrease segment profit by approximately $1,164,000 and $1,149,000 for the years ended December 31, 2007 and 2006, respectively, for the Medical Products segment and by approximately $2,369,000 and $1,019,000 the years ended December 31, 2007 and 2006, respectively, for the Insurance Services segment. Conversely, unallocated other corporate expenses were decreased by approximately $3,533,000 and $2,168,000 the years ended December 31, 2007 and 2006, respectively.
Depreciation and amortization for the years ended December 31, 2007, 2006 and 2005 was approximately $1,587,000, $803,000 and $750,000, respectively, for the Medical Products segment and $4,621,000, $4,474,000 and $729,000, respectively, for the Insurance Services segment.

Identifiable assets for the Company’s reportable segments as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Medical Products	$17,892	$7,790
Insurance Services	12,531	15,074
Unallocated	7,057	7,524

Consolidated assets	$37,480	$30,388

18. MAJOR SUPPLIERS
The Company purchases medical supplies from certain suppliers that constitute a significant portion of the Company’s purchases for the years ended December 31, 2007, 2006 and 2005. The major suppliers were as follows ($ in thousands):

	Percentage	Amount
	of	of
	Purchases	Purchases

Year Ended December 31, 2007
Supplier C	24%	5,420
Supplier B	22%	4,996
Supplier G	12%	2,798
Supplier H	11%	2,452

	69%	$15,666

Year Ended December 31, 2006
Supplier A	25%	$3,964
Supplier B	24%	3,931
Supplier D	20%	3,137
Supplier E	12%	2,000
Supplier F	10%	1,679

	91%	$14,711

Year Ended December 31, 2005
Supplier A	32%	$8,815
Supplier B	21%	5,646
Supplier C	10%	2,830

	63%	$17,291

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	March 31	June 30		September 30		December 31
		(in thousands, except per share data)
2007
Revenue	$18,752	$17,025		$18,175		$23,568
Gross profit	10,619	10,640		10,470		12,704
Net loss	(1,188)	(524)		(3,771	) (1)	(443)
Loss per share — basic and diluted *	$(0.04)	$(0.02)		$(0.13)		$(0.02)

2006
Revenue	$25,015	$19,616		$19,796		$22,789
Gross profit	649	10,536		13,133		12,137
Net (loss) income	(13,530)	(4,997	) (2)	6,020	(3)	1,229 (4)
(Loss) earnings per share — basic and diluted *	$(0.49)	$(0.18)		$0.22		$0.04

*	For 2006, the sum of the quarterly earnings (loss) per share amounts differs from the amounts reflected in the accompanying consolidated statement of operations due to rounding.

(1)
Results for the quarter ended September 30, 2007 reflect approximately $1,566,000 of stock-based compensation expense associated with the acceleration of vesting of certain restricted stock awards and a gain of approximately $338,000 related to the finalization of the purchase price related to the sale of the Company’s Discount Prescription Drug Card Business (see Note 7).

(2)
Results for the quarter ended June 30, 2006 reflect an impairment charge of approximately $733,000 to write down the investment in the Company’s joint venture to its estimated net realizable value as of June 30, 2006 (see Note 6) and a gain of approximately $1,688,000 from a vendor settlement related to amounts that had been accrued in a prior quarter.

(3)
Results for the quarter ended September 30, 2006 reflect a gain of approximately $5,000,000 related to the sale of the Company’s Discount Prescription Drug Card Business (see Note 7), a gain of approximately $977,000 from the termination of a distribution agreement with a vendor, and an additional impairment charge of approximately $559,000 to write down the investment in the Company’s joint venture to its estimated net realizable value as of September 30, 2006 (see Note 6).

(4)
Results for the quarter ended December 31, 2006 reflect approximately $475,000 of expense related to executive severance and the reversal of approximately $800,000 related to year-end bonus amounts that had been accrued in prior quarters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on this evaluation, as of December 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) are effective.
(b) Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In performing this evaluation, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
For purposes of management’s evaluation of the Company’s internal control over financial reporting as of December 31, 2007, management has elected to exclude Diabetes Care & Education, Inc. (DC&E) from the scope of its assessment as permitted by guidance provided by the SEC. DC&E, which was acquired on September 4, 2007, represented approximately 17% of the Company’s consolidated assets at December 31, 2007 and contributed approximately 5% of total revenues in 2007.  The DC&E business will be included in management’s assessment of the effectiveness of our internal controls over financial reporting in fiscal year 2008.
This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the Company’s management’s report in this Annual Report on Form 10-K.
(c) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
On March 27, 2008, the Company and CapitalSource Finance, LLC entered into the Fifth Amendment to the Third Amended and Restated Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment adjusted the financial covenants of the Third Amended and Restated Credit Agreement to account for the Company’s actual and projected financial results.  In connection with the Fifth Amendment, the annual interest rate on the revolving line of credit was increased to the higher of prime plus 3% or 8.25%, and the annual interest rate on the term loan was increased to the higher of prime plus 4.5% or 9.75%, effective as of the amendment date.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except for the information set forth below in this item, the information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.
Code of Ethics
Our Code of Business Conduct and Ethics, which covers all employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, is available on our website at www.nationshealth.com in the Investor Relations section, under Corporate Governance.
Item 11. Executive Compensation.
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except for the information set forth below in this item, the information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the common stock that may be issued under our existing equity compensation plans as of December 31, 2007.

		Weighted-average	Number of securities remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding	equity compensation plans
	of outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,440,619	$4.86	1,473,438

Equity compensation plans not approved by security holders	—	—	—

Total	1,440,619	$4.86	1,473,438

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.
Item 14. Principal Accountant Fees and Services.
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

PART IV
Item 15. Exhibits.
(a)    1. Consolidated Financial Statements.
For a list of the consolidated financial information included herein, see Index at Item 8.
2. Financial Statement Schedules
All financial statement schedules have been omitted because they are either not required or not applicable, or because the required information has been included in the consolidated financial statements or notes thereto.
3. Exhibits
The exhibits on the accompanying Exhibit Index are filed as part of, or furnished with, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2008.

NATIONSHEALTH, INC.
By:	/s/ Glenn M. Parker
Glenn M. Parker, M.D.
Chief Executive Officer

Date: March 28, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date

/s/ Glenn M. Parker Glenn M. Parker	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2008

/s/ Timothy Fairbanks Timothy Fairbanks	Chief Financial Officer and Director (Principal Financial Officer)	March 28, 2008

/s/ Bryan Happ	Chief Accounting Officer	March 28, 2008

Bryan Happ	(Principal Accounting Officer)

/s/ Arthur R. Spector	Chairman of the Board of Directors	March 28, 2008

Arthur R. Spector

/s/ Lewis P. Stone	Director, President and Chief Information Officer	March 28, 2008

Lewis P. Stone

/s/ Elliot F. Hahn	Director	March 28, 2008

Elliot F. Hahn, Ph.D.

/s/Gary D. Small	Director	March 28, 2008

Gary D. Small

/s/ Raymond N. Steinman	Director	March 28, 2008

Raymond N. Steinman

/s/ Michael D. Tabris	Director	March 28, 2008

Michael D. Tabris

/s/ Mark H. Rachesky	Director	March 28, 2008

Mark H. Rachesky, M.D.

/s/ Don K. Rice	Director	March 28, 2008

Don K. Rice

/s/ Richard R. Howard	Director	March 28, 2008

Richard R. Howard

/s/ George F. Raymond	Director	March 28, 2008

George F. Raymond

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit No.	Description
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

2.3
Stock Purchase Agreement, dated as of September 4, 2007, by and between United States Pharmaceutical Group, L.L.C. and Susan Hill. Filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-50348) filed September 10, 2007 and incorporated herein by reference.

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

4.10
Warrant Clarification Agreement, dated March 28, 2007, to the Warrant Agreement, dated as of August 25, 2003, by and between NationsHealth, Inc. and Continental Stock Transfer & Trust Company. Filed as Exhibit 4.10 to the Company’s Form 10-K (File No. 000-50348) filed March 30, 2007 and incorporated herein by reference.

4.11
Unit Purchase Option Clarification Agreement, dated March 28, 2007, to the Unit Purchase Option, dated as of August 25, 2003, by and between NationsHealth, Inc. and Earlybird Capital, Inc. Filed as Exhibit 4.10 to the Company’s Form 10-K (File No. 000-50348) filed March 30, 2007 and incorporated herein by reference.

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

Exhibit No.	Description
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

Exhibit No.	Description
10.36*
Separation Agreement and General Release dated November 20, 2006, between NationsHealth, Inc. and Robert E. Tremain. Filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-50348) filed November 28, 2006 and incorporated herein by reference.

10.37*	Employment Agreement, dated December 26, 2006, between NationsHealth, Inc. and Joshua Weingard. +

10.38*
Employment Agreement, dated April 27, 2007, between NationsHealth, Inc. and Rodney Carson. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed May 3, 2007 and incorporated herein by reference.

10. 39
Stockholders Agreement, dated as of March 9, 2004, as amended on June 2, 2004, among Millstream Acquisition Corporation, RGGPLS Holding, Inc. and GRS Holdings, L.L.C. Filed as Annex E to the Company’s Schedule 14A (File No. 000-50348) filed August 13, 2004 and incorporated herein by reference.

10.40
Registration Rights Agreement, dated as of March 9, 2004, as amended on June 2, 2004, by and among Millstream Acquisition Corporation, RGGPLS Holding, Inc., GRH Holdings, L.L.C., and Becton, Dickinson and Company. Filed as Annex F to the Company’s Schedule 14A (File No. 000-50348) filed August 13, 2004 and incorporated herein by reference.

10.41
Amended and Restated Governance Agreement, dated as of August 10, 2004, among Millstream Acquisition Corporation, RGGPLS Holding, Inc., and Arthur Spector. Filed as Exhibit 5.02(a) to the Company’s Form 8-K (File No. 000-50348) filed September 7, 2004 and incorporated herein by reference.

10.42*
Form of Stock Option Agreement under the NationsHealth, Inc. 2004 Stock Option Plan. Filed as Exhibit 10.12 to the Company’s Form 10-QSB (File No. 000-50348) filed November 10, 2004 and incorporated herein by reference.

10.43
Securities Purchase Agreement, dated as of May 4, 2005, by and between NationsHealth, Inc. and Connecticut General Life Insurance Company. Filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 000-50348) filed May 11, 2005 and incorporated herein by reference.

10.44
Stock Purchase Agreement, dated August 18, 2005, by and between NationsHealth, Inc. and US Bioservices Corporation. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed August 24, 2005 and incorporated herein by reference.

10.45
Registration Rights Agreement, dated August 18, 2005, by and between NationsHealth, Inc. and US Bioservices Corporation. Filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 000-50348) filed August 24, 2005 and incorporated herein by reference.

10.46
Registration Rights Agreement, dated as of November 4, 2005, by and among NationsHealth, Inc. and the Holders of Registrable Securities. Filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 000-50348) filed November 10, 2005 and incorporated herein by reference.

10.47*
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

10.49*
Form of Restricted Stock Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan. Filed as Exhibit 10.6 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

Exhibit No.	Description
10.50*
Form of Stock Appreciation Right Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan. Filed as Exhibit 10.7 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

10.51
Investment Unit Purchase Agreement, dated February 28, 2005, by and among NationsHealth, Inc., NationsHealth Holdings, L.L.C., United States Pharmaceutical Group, L.L.C., MHR Capital Partners LP, OTQ LLC and MHR Capital Partners (100) LP. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

10.52
Lease Agreement between NationsHealth, Inc., as lessee and Farnam Street Financial, Inc., as lessor, dated February 5, 2007. Filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-50348) filed February 9, 2007 and incorporated herein by reference.

10.53
Third Amended and Restated Revolving Credit, Term Loan and Security Agreement dated among United States Pharmaceutical Group, L.L.C., NationsHealth Holdings, L.L.C., NationsHealth, Inc., and CapitalSource Finance LLC, dated April 11, 2007. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed April 12, 2007 and incorporated herein by reference.

10.54
Acknowledgement by Robert Gregg to NationsHealth, Inc. dated July 16, 2007. Filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-50348) filed August 14, 2007 and incorporated herein by reference.

10.55
Form of Stock Option Agreement under the NationsHealth, Inc. 2004 Stock Option Plan, effective August 15, 2007. Filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2007 and incorporated herein by reference.

10.56	Lease Agreement between United States Pharmaceutical Group, L.L.C., as lessee and Oakland 2600/2700, LLC, as lessor, dated December 4, 2007. +

10.57
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

10.58
Registration Rights Agreement, dated February 28, 2005, between NationsHealth, Inc. and the parties specified on the signature pages thereof. Filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

10.59
Stockholders Agreement, dated February 28, 2005, by and among NationsHealth, Inc., RGGPLS Holding, Inc., GRH Holdings, L.L.C, MHR Capital Partners LP, OTQ LLC and MHR Capital Partners (100) LP. Filed as Exhibit 10.5 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

10.60
Consent and Waiver, dated as of February 28, 2005, among NationsHealth, Inc. and the stockholders of NationsHealth, Inc. named on the signature pages thereto. Filed as Exhibit 10.6 to the Company’s Form 8-K (File No. 000-50348) filed March 4, 2005 and incorporated herein by reference.

10.61
Asset Purchase Agreement, dated as of September 5, 2006, by and among NationsHealth, Inc., United States Pharmaceutical Group, L.L.C. and HealthTran LLC. Filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-50348) filed September 6, 2006 and incorporated herein by reference.

10.62
Agreement of Termination, dated as of September 13, 2006, by and among NationsHealth, Inc., United States Pharmaceutical Group, L.L.C. and Becton, Dickinson and Company. Filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-50348) filed September 13, 2006 and incorporated herein by reference.

Exhibit No.	Description
10.63
Fifth Amendment to the Third Amended and Restated Credit Agreement, dated as of March 27, 2008, by and among United States Pharmaceutical Group, LLC dba NationsHealth, NationsHealth Holdings, LLC, NationsHealth, Inc. and Diabetes Care and Education, Inc. and CapitalSource Finance, LLC. +

21	Subsidiaries of the Registrant.+

23.1	Consent of Ernst & Young LLP.+

24.1
Limited Power of Attorney appointing Joshua Weingard or Timothy Fairbanks attorneys-in-fact, dated September 19, 2007, by and on behalf of Robert Gregg, filed as Exhibit 24.1 to Robert Gregg’s Form 4 filed on September 20, 2007, and incorporated herein by reference.

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