Form 10-K/A
period 2007-12-31
NationsHealth, Inc.
filed 2008-04-29
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-50348
NATIONSHEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1688360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13630 NW 8th Street, Suite 210, Sunrise, FL (Address of principal executive offices)	33325 (Zip Code)
Registrant’s telephone number, including area code: (954) 903-5000
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock, $0.0001 par value per share	(Name of each exchange on which registered) The NASDAQ Capital Market
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
As of April 22, 2008, the registrant had 29,110,722 shares of common stock, $0.0001 par value, issued and outstanding, excluding 298,041 treasury shares.
Documents Incorporated By Reference
None.

EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed by NationsHealth, Inc. (the “Company”) to amend the Annual Report on Form 10-K, which it had filed with the Securities and Exchange Commission on March 28, 2008, to include the remaining information required by Items 10-14 of Part III of Form 10-K.

NATIONSHEALTH, INC.
FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers as of April 28, 2008.

Name	Age	Position
Glenn M. Parker, M.D.	44	Director and Chief Executive Officer
Lewis P. Stone	47	Director, President and Chief Information Officer
Timothy Fairbanks	34	Director, Executive Vice President and Chief Financial Officer
Arthur Spector	67	Chairman of the Board
Elliot F. Hahn, Ph.D.	63	Director
Richard R. Howard	59	Director
Mark H. Rachesky, M.D.	49	Director
George F. Raymond	71	Director
Don K. Rice	59	Director
Gary D. Small, D.P.M.	44	Director
Raymond N. Steinman	44	Director
Michael D. Tabris	70	Director
Rodney Carson	49	Executive Vice President of Operations
Joshua B. Weingard	35	Executive Vice President, Chief Legal Officer and Secretary
Set forth below are the names, ages, positions held and business experience, including during the past five years, of our directors and our executive officers as of April 28, 2008.
Glenn M. Parker, M.D. has served as our Chief Executive Officer since August 31, 2004. Prior to that date, Dr. Parker was the Chief Executive Officer and a preferred member representative of NationsHealth Holdings, LLC since its formation. In July 2001, Dr. Parker founded United States Pharmaceutical Group, L.L.C. with Robert Gregg and Lewis P. Stone. In October 1998, Dr. Parker founded ParkStone Medical Info Systems, Inc., a healthcare technology company, with Mr. Stone, where he served as Chief Executive Officer until June 2000. From September 1996 to October 1998, Dr. Parker practiced as a physician at Sussman, Staller and Parker. Dr. Parker is licensed as a medical doctor by the Florida Department of Health. Dr. Parker received a B.S. from the University of Florida in 1986 and an M.D. from the New York Medical College in 1993.
Lewis P. Stone has served as our President and Chief Information Officer since August 31, 2004. Prior to that date, Mr. Stone served as the Chief Information Officer and a preferred member representative of NationsHealth Holdings, LLC. In July 2001, Mr. Stone founded United States Pharmaceutical Group, L.L.C. with Dr. Parker and Robert Gregg. In October 1998, Mr. Stone founded ParkStone Medical Info Systems, Inc. with Dr. Parker, where he served as Chief Technology Officer until June 2001. From 1997 to 1998, Mr. Stone served as a software consultant at Maxim Group, Inc., a consultancy firm. In 1987, Mr. Stone co-founded BrownStone Solutions, an enterprise software company, where he served as President and software architect until 1996. BrownStone Solutions was acquired by Platinum Technology, Inc. in 1995. Between 1982 and 1986, Mr. Stone was a consultant in Andersen Consulting’s Advanced Systems Group. Mr. Stone received a B.S. in Computer and Systems Engineering from Rensselaer Polytechnic Institute in 1982. Mr. Stone is the son-in-law of Michael Tabris.

Timothy Fairbanks has served as our Executive Vice President and Chief Financial Officer since August 31, 2004. Prior to that date, Mr. Fairbanks served as the Chief Financial Officer of NationsHealth Holdings, LLC since May 2004 and has been the head of finance at NationsHealth since November 2002. From 1999 to 2001, Mr. Fairbanks was Vice President in the finance department of PrintSource U.S.A., a commercial printing consolidation company. From 1996 to 1999, Mr. Fairbanks was responsible for various financial aspects of Republic Industries/Republic Services Group. Mr. Fairbanks received a B.S. in Finance from Florida Atlantic University in 1996.
Arthur Spector currently serves as our Chairman of the Board. Prior to August 31, 2004, Mr. Spector was the Chairman of the Board, Chief Executive Officer and President of Millstream Acquisition Corporation from its inception in April 2003. Mr. Spector has served as Deputy Chairman of AMG Advanced Metallurgical Group, N.V. (“AMG”), a global specialty metal company since November 2006. AMG has traded on the NYSE Euronext Amsterdam since July 2007. Mr. Spector served as Chief Executive Officer and Chairman of the Board of Millstream II Acquisition Corp., a special purpose acquisition company, from its inception in September 2004 until its dissolution in April 2007. Since 1997, Mr. Spector has served as managing director of Safeguard International Fund, L.P., an international private equity fund. Mr. Spector also serves as a director and officer of several portfolio companies of Safeguard International. Mr. Spector has been a director of Timminco, Inc., a public specialty metals company, since 2004. Mr. Spector received a B.S. from the Wharton School of Finance at the University of Pennsylvania and a J.D. from the University of Pennsylvania Law School.
Elliot F. Hahn, Ph.D. has served as the Chairman and Chief Executive Officer of Solapharm, Inc., a pharmaceutical company since January 2008 and served as the President from October 2004 until December 2007. He has also served as Chairman of ACCU-BREAK Pharmaceuticals, Inc., a pharmaceutical company, since December 2007 and served as the President since October 2004 until December 2007. Dr. Hahn serves on the board of directors of Pharmasset, Inc., a pharmaceutical company. Dr. Hahn co-founded Andrx Corporation and was Chairman Emeritus and a director of Andrx when Andrx merged with Watson Pharmaceuticals, Inc. in November 2006. Dr. Hahn was President of Andrx from 1993 until 2003, served as Chairman of the Board from 2002-2003 and as acting CEO from 2001-2002. From June 1990 until February 1993, Dr. Hahn was Vice President for Scientific Affairs of IVAX Corporation. Prior to that, he was Vice President of Research at the pharmaceutical subsidiary of IVAX. Before joining IVAX, Dr. Hahn was an associate professor at The Rockefeller University, as assistant professor at Albert Einstein College of Medicine, and a member of the Institute for Steroid Research at Montefiore Hospital, all in New York City. Dr. Hahn received a Ph.D. in Organic Chemistry from Cornell University. Dr. Hahn received a B.S. with Honors in Chemistry from the City College of New York. Dr. Hahn has authored over 60 peer-reviewed scientific publications.
Richard R. Howard has been a principal of BLH Strategies LLC, a business consulting firm, since January 2003. Mr. Howard served as President of Flagship Healthcare Management, Inc., a healthcare company now named Flagship Global Health, Inc., from June 2004 to August 2005 and has served as a director since November 2004. Mr. Howard is a retired Vice Chairman of Genesis Healthcare Ventures, now Genesis Healthcare, Inc. At Genesis, Mr. Howard was responsible for Genesis ElderCare’s five regional operations, plus clinical practice, real estate and property management. Prior to becoming Vice Chairman in 1998, Mr. Howard served as President and Chief Operating Officer of Genesis. He joined Genesis in 1985 as Vice President of development. Mr. Howard’s experience also includes over ten years in the banking industry. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

Mark H. Rachesky, M.D. is a co-founder and the President of MHR Fund Management LLC (founded in 1996) and affiliates, investment managers of various private investment funds that invest in distressed and deeply undervalued middle-market companies. Dr. Rachesky currently serves as Non-Executive Chairman of the Board of Leap Wireless International, Inc., a wireless communications company, Loral Space and Communications, Inc., a satellite communications company, and Telesat Canada, a satellite communications company. Dr. Rachesky also serves on the board of directors of Neose Technologies, Inc. and Emisphere Technologies, Inc., both biopharmaceutical companies. Dr. Rachesky holds an M.B.A. from the Stanford University School of Business, an M.D. from the Stanford University School of Medicine, and a B.A. from the University of Pennsylvania.
George F. Raymond is a private investor and, since 1989, has been President of Buckland LLC, a private consulting company in the information technology industry. He founded Automatic Business Centers, Inc. (“ABC”), a payroll processing company in 1972 and sold the company to CIGNA Corporation in 1983. Mr. Raymond and other members of ABC’s management repurchased ABC in 1986 from CIGNA and sold ABC to Automatic Data Processing Corporation in 1989. Mr. Raymond is a director and serves on the audit committees of the following public companies: BMC Software, Inc. (a software company), and Heartland Payment Systems, Inc. (a credit/debit card processing company). Mr. Raymond received a BBA in accounting from the University of Massachusetts in 1959 and was licensed as a certified public accountant in 1965.
Don K. Rice is a co-founder and the managing partner of Rice Sangalis Toole & Wilson (formed in 1991) and Capital Point Partners (founded in 2005), privately held firms that invest primarily in the subordinated debt of middle market companies located throughout the United States. Mr. Rice also serves as Chairman of the Board and Chief Executive Officer of Ascend Acquisition Corporation, a publicly-traded special purpose acquisition company. Mr. Rice also serves on the boards of directors of Mrs. Fields Famous Brands, LLC, a franchisor in the premium snack food industry and Westaff, Inc., a global staffing company. Prior to forming Rice Sangalis Toole & Wilson and Capital Point Partners, Mr. Rice was President and Chief Executive Officer of First Texas Merchant Banking Group, a firm that specialized in providing subordinated debt financing. Previously, Mr. Rice was a Vice President of PruCapital, Inc., an investment subsidiary of The Prudential Insurance Company of America. Mr. Rice received a B.B.A. and M.B.A. from the University of Texas.
Gary D. Small, D.P.M. is a practitioner and teacher of podiatric medicine. Dr. Small was named the director of podiatric medical education at Larkin Community Hospital in Miami, Florida in 1998 and continues to serve in that capacity. He has been a member of the clinical faculty of the Barry University School of Podiatric Medicine since 1995. Dr. Small, an active member of the Dade County Podiatric Medical Association, has served as that organization’s president, vice president, treasurer and secretary. Dr. Small received a B.S. in zoology from the University of Florida and a D.P.M. from the Barry University School of Podiatric Medicine. He is certified in podiatric medicine and surgery and is a diplomate of the American Board of Podiatric Surgery.
Raymond N. Steinman has been president of Bralco Group, a marketing and event consulting firm, since December 2004. From February 2004 to December 2004, Mr. Steinman served as Vice President of Music and Live Entertainment for Five Star Productions, one of the country’s largest independent television, film and special event companies. Prior to holding this position, Mr. Steinman was a vice president with Clear Results Productions, a subsidiary of Clear Channel Communications Worldwide, from 1998 until 2004. Mr. Steinman received a B.S. in engineering from the University of South Florida in 1987.

Michael D. Tabris is a retired public relations executive and practitioner with over 40 years of experience focused primarily on corporate communications. From 1992 to 2003, Mr. Tabris was a public relations consultant. From 1990 to 1991, Mr. Tabris was Vice President of public affairs for The Greater Cleveland Hospital Association. From 1987 to 1989, Mr. Tabris was Vice President of corporate affairs of Mack Truck. From 1985 to 1987, Mr. Tabris was Corporate Director of Public Affairs for Phillip Morris Companies, Inc. From 1979 to 1985, he served as corporate director of communications and government affairs at Occidental Chemical Corporation. From 1968 to 1979, he served as Director of Public Relations and customer communications for Celanese Fibers Marketing Company. From 1961 to 1968, Mr. Tabris had responsibilities over internal and then external communications for United Parcel Service. Mr. Tabris received a B.S. in journalism, public relations and marketing from New York University and continues to serve as a member of the Public Relations Society of America. Mr. Tabris is the father-in-law of Lewis Stone.
Rodney Carson has served as our Executive Vice President of Operations since November 2006. Mr. Carson served as our Senior Vice President of Pharmacy Products and Insurance Services from May 2006 to November 2006 and as our Senior Vice President of Operations from September 2005 to April 2006. In addition to founding and running his own corporate advisory business prior to joining NationsHealth, Mr. Carson was formerly President of Liberty Medical Supply Pharmacy, the mail order prescription drug division of Liberty Medical Supply from February 2002 through March 2004. Mr. Carson has also served in a variety of corporate finance and advisory functions, including positions at First Union/Wachovia Securites, ABN Amro, and Banque Nationale de Paris. Mr. Carson has a BS in Accounting and an MBA from Indiana University and was formerly a licensed CPA and held NASD Series 7 and 63 licenses.
Joshua B. Weingard has served as our Executive Vice President, Chief Legal Officer and secretary since December 2006. Mr. Weingard served as senior corporate and securities counsel at Andrx Corporation, a specialty pharmaceutical company, from February 2006 through December 2006 and as Corporate and Securities Counsel of Andrx from May 2002 through February 2006. Prior to joining Andrx, Mr. Weingard was an attorney in the corporate department of the Miami office of Broad and Cassel. Mr. Weingard holds a JD, MBA and BS in Finance from the University of Florida.
Governance and Stockholder Agreements
In March 2004, the Company, RGGPLS Holding, Inc. (the predecessor of RGGPLS, LLC) and Arthur Spector entered into a governance agreement, which was amended and restated in August 2004. Pursuant to the amended and restated governance agreement, subject to certain conditions, RGGPLS, LLC was given the right to designate three nominees for each of Class I, Class II and Class III Directors that are standing for election to the Board, and Mr. Spector was given the right to be the non-executive Chairman of the Board and to designate one nominee for each of Class II and Class III Directors that are standing for election to the Board. Additionally, the Company agreed to include the nominees designated by RGGPLS, LLC and Mr. Spector in the Company’s proxy statement. The currently serving directors designated by RGGPLS are: Class I — Gary Small, D.P.M., Michael Tabris and Raymond Steinman; Class II — Lewis Stone, Richard Howard and George Raymond; Class III - Glenn Parker, M.D., Elliot Hahn, Ph.D. and Timothy Fairbanks. The currently serving directors designated by Arthur Spector are: Class I — Arthur Spector and Class III — Don Rice.
In March 2004, the Company, RGGPLS Holding, Inc. and GRH Holdings, L.L.C., entered into a stockholders agreement, which was amended in June 2004. Pursuant to the stockholders agreement as amended, GRH Holdings, L.L.C. agreed to vote certain shares of Common Stock held by it in the manner directed by RGGPLS, LLC.

In February 2005, MHR Capital Partners LP and two of its affiliates (collectively, the “Holders”) and the Company, RGGPLS Holding, Inc. and GRH Holdings, L.L.C., entered into a stockholders agreement in connection with the Company’s private placement transaction with the Holders. Pursuant to the stockholders agreement, the Company, RGGPLS, LLC and GRH Holdings, L.L.C. agreed to vote and take all necessary and desirable action within their control to cause the nomination and election to the Board of a person designated by the Holders (the “MHR Director”), and the Holders agreed to vote up to 1,785,714 shares of Common Stock held by them in the manner directed by RGGPLS, LLC. The Holders requested that the Company designate Dr. Mark H. Rachesky as the MHR Director and, in October 2005, Dr. Rachesky was elected to the Board as a Class I Director.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of our common stock, par value $0.0001 per share (“Common Stock”) and our other equity securities with the Securities and Exchange Commission and the American Stock Exchange. Directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2007, except that the repurchase of shares from our Chief Accounting Officer, Bryan Happ, was not filed timely. A Form 4 was subsequently filed related to this transaction.
Audit Committee Members and Financial Expert
Our Board has established a separately designated standing Audit Committee. The members of the Audit Committee are Don K. Rice, Richard R. Howard and George F. Raymond, who serves as Chairman. Our Board has determined that Mr. Raymond qualifies as an audit committee financial expert under the rules of the Securities and Exchange Commission (“SEC”) and that Messrs. Raymond, Rice and Howard satisfy the independence, financial literacy and expertise requirements as defined by applicable NASDAQ Capital Market standards governing the qualifications of Audit Committee members.
Code of Ethics
Our Code of Business Conduct and Ethics, which covers all employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, is available on our website at www.nationshealth.com in the Investor Relations section, under Corporate Governance.

Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE
The following table sets forth certain summary information concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer, Chief Financial Officer, and each of the next highest paid executive officers (determined as of December 31, 2007) whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2007, which are referred to herein as the named executive officers.

						Non-Equity
Name				Stock	Option	Incentive Plan	All Other
and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)(2)	($)(3)	($)(4)	($)(5)	($)

Dr. Glenn M. Parker	2007	$487,500	$—	$—	$108,988	$—	$55,757	$652,245
Chief Executive Officer	2006	$483,333	$—	$—	$114,831	$—	$66,120	$664,284

Timothy Fairbanks	2007	$320,000	$—	$53,750	$—	$—	$39,758	$413,508
Chief Financial Officer	2006	$279,936	$—	$342,122	$17,758	$75,000	$33,461	$748,277

Lewis P. Stone	2007	$475,000	$—	$—	$108,988	$—	$39,712	$623,700
President and Chief	2006	$466,667	$—	$—	$114,831	$—	$50,771	$632,269
Information Officer

Rodney Carson	2007	$275,000	$—	$26,231	$—	$—	$43,598	$344,829
Executive Vice	2006	$226,423	$—	$1,680	$26,670	$68,750	$26,242	$349,765
President, Operations

Joshua Weingard (1)	2007	$225,000	$—	$26,063	$—	$—	$32,155	$283,218
Executive Vice President and Chief Legal Officer	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A

FOOTNOTES TO SUMMARY COMPENSATION TABLE

(1)	Mr. Weingard’s employment with us commenced on December 26, 2006.

(2)
The amounts in the Stock Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with Statement of Financial Accounting Standards No. 123 (revised) (“FAS 123(R)”), excluding the impact of estimated forfeitures related to service-based vesting conditions, and include amounts attributable to awards granted during and prior to fiscal 2007. Assumptions made in the calculation of these amounts are included in Note 14 to our audited financial statements for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008. There were no forfeitures of restricted stock during 2007 for the named executive officers. Additional information regarding restricted stock awards is set forth in the Outstanding Equity Awards at Fiscal Year-End Table below.

(3)
The amounts in the Option Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), excluding the impact of estimated forfeitures related to service-based vesting conditions, and include amounts attributable to awards granted during and prior to fiscal 2007. Assumptions made in the calculation of these amounts are included in Note 14 to our audited financial statements for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008. In connection with his restricted common stock grant on November 15, 2006, Timothy Fairbanks forfeited 12,500 stock options with an exercise price of $6.87, granted on October 22, 2004. In connection with his restricted stock grant on November 15, 2006, Rodney Carson forfeited 15,000 options with an exercise price of $6.80, granted on September 11, 2005. In connection with the employment agreement between the Company and Mr. Carson, dated as of April 27, 2007, Mr. Carson forfeited all of the 80,000 stock options granted on May 22, 2006. Other than Mr. Carson, there were no forfeitures of stock options during 2007 for the named executive officers. Additional information regarding stock option awards is set forth in the Outstanding Equity Awards at Fiscal Year-End Table below.

(4)	Awards of non-equity incentive plan compensation for 2006 were paid in April 2007.

(5)	Items included under “All Other Compensation” for each named executive officer are set forth in the table below:
ALL OTHER COMPENSATION TABLE

		Perquisites
		and Other					Severance
		Personal		Tax	Insurance		Payments /
		Benefits(a)		Reimbursements	Premiums		Accruals	Total
Name	Year	($)		($)	($)		($)	($)

Dr. Glenn M. Parker	2007	$25,602	(c)	$4,847	$25,308	(b)	$—	$55,757
	2006	$41,398		$4,414	$20,308		$—	$66,120

Timothy Fairbanks	2007	$9,603		$4,847	$25,308	(b)	$—	$39,758
	2006	$9,745		$4,414	$19,302		$—	$33,461

Lewis P. Stone	2007	$9,557		$4,847	$25,308	(b)	$—	$39,712
	2006	$26,049		$4,414	$20,308		$—	$50,771

Rodney Carson	2007	$18,763	(d)	$4,629	$20,206	(b)	$—	$43,598
	2006	$13,422		$3,518	$9,302		$—	$26,242

Joshua Weingard	2007	$2,000		$4,847	$25,308	(b)	$—	$32,155
	2006	N/A		N/A	N/A		N/A	N/A

(a)
The value of these perquisites and other personal benefits is calculated based on their incremental cost to the Company, which is determined based upon the actual cost of providing these perquisites and other personal benefits.

(b)	Represents reimbursement of life insurance premiums and Company-paid group medical and dental coverage for 2007.

(c)
Represents $1,694 for personal use of Company car service, $2,231 for personal cellular phone use, $12,038 for entertainment and meals, $9,039 in fees paid for legal services and $600 for credit card and airline membership fees.

(d)	Represents $17,500 for rental/temporary housing and $1,263 for entertainment and meals.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE — 2007
The following table sets forth certain information regarding equity-based awards held by the named executive officers as of December 31, 2007.

	Option Awards					Stock Awards
								Market
	Number of	Number of				Number of		Value of
	Securities	Securities				Shares or		Shares or
	Underlying	Underlying				Units of		Units of
	Unexercised	Unexercised		Option		Stock That		Stock That
	Options	Options		Exercise	Option	Have Not		Have Not
	(#)	(#)		Price	Expiration	Vested		Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)(1)

Dr. Glenn M. Parker	98,062	32,688	(2)	$6.87	10/21/2010	—		—

Timothy Fairbanks	12,500	—		$6.87	10/21/2010	—		—
	—	—		—	—	75,000	(3)	$35,250

Lewis P. Stone	98,062	32,688	(2)	$6.87	10/21/2010	—		—

Rodney Carson	5,000	—		$6.80	9/10/2011	—		—
	—	—		—	—	18,750	(3)	$8,813
	—	—		—	—	50,000	(4)	$23,500

Joshua Weingard	—	—		—	—	56,250	(5)	$26,438

FOOTNOTES TO OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE — 2007

(1)	Based upon closing stock price of $0.47 on December 31, 2007.

(2)	Vesting 50.0% on April 22, 2008 and 50.0% on October 22, 2008.

(3)	Vesting 16.7% on May 15, 2008 and each six-month anniversary thereafter.

(4)	Vesting 25.0% on April 27, 2008, and 12.5% on each six-month anniversary thereafter.

(5)	Vesting 16.7% on June 26, 2008 and each six-month anniversary thereafter.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE
The following table sets forth certain information with respect to compensation that would become payable if the named executive officers had ceased employment under the various circumstances below. The amounts shown assume that such cessation of employment was effective as of December 31, 2007. The actual amounts to be paid to the other named executive officers can only be determined at the time of such executive’s separation from the Company.

			Employee’s Voluntary
		Termination	Termination for
		without Cause	Any Reason after a
Name	Benefit	or for Good Reason	Change in Control	Disability

Dr. Glenn M. Parker(1)(6)	Base Salary	$1,000,000	N/A	$1,000,000
	Medical Insurance	34,453		34,453
	Vesting of Stock Options	98,966		98,966

	Total	$1,133,419		$1,133,419

Timothy Fairbanks(2)	Base Salary	$720,000	$720,000	$720,000
	Medical Insurance	34,453	34,453	34,453
	Vesting of Restricted Stock	154,531	154,531	154,531

	Total	$908,984	$908,984	$908,984

Lewis P. Stone(3)(6)	Base Salary	$1,000,000	N/A	$1,000,000
	Medical Insurance	34,453		34,453
	Vesting of Stock Options	98,966		98,966

	Total	$1,133,419		$1,133,419

Rodney Carson(4)	Base Salary	$275,000	N/A	$275,000
	Medical Insurance	22,968		22,968
	Vesting of Restricted Stock	101,340		101,340

	Total	$399,308		$399,308

Joshua Weingard(5)	Base Salary	$225,000	$225,000	$225,000
	Medical Insurance	22,968	22,968	22,968
	Vesting of Restricted Stock	77,837	77,837	77,837

	Total	$325,805	$325,805	$325,805

FOOTNOTES TO POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

(1)
We have an employment contract with Dr. Parker, our Chief Executive Officer, dated as of March 9, 2004 (the “Parker Agreement”). The term of the Parker Agreement is five years and is extended at the end of the term on an annual basis unless terminated by either party. The Parker Agreement provides for a minimum annual base salary to be paid to Dr. Parker of $500,000, an annual bonus based upon achievement of Company established goals and the payment of additional incentive compensation based upon the satisfaction of one or more performance goals. If the Parker Agreement is terminated by us other than for cause or by Dr. Parker for good reason or by reason of his disability, then Dr. Parker is entitled to termination benefits. Dr. Parker’s termination benefits include payment of an amount equal to his base salary for 24 months, medical insurance for Dr. Parker and his immediate family for the maximum period allowed under COBRA, and full vesting of any unvested stock options and restricted stock then held by him.

(2)
We have an employment contract with Mr. Fairbanks, our Chief Financial Officer, dated as of April 15, 2005 (the “Fairbanks Agreement”). The term of the Fairbanks Agreement is three years and is extended at the end of the term on an annual basis unless terminated by either party. The Fairbanks Agreement provides for a minimum annual base salary to be paid to Mr. Fairbanks of $250,000, which has subsequently been increased to $360,000 by the Compensation Committee, an annual bonus based upon achievement of Company established goals and the payment of additional incentive compensation based upon the satisfaction of one or more performance goals. If the Fairbanks Agreement is terminated by us other than for cause or by Mr. Fairbanks for good reason or, after a change in control, for any reason or by reason of his disability, then Mr. Fairbanks is entitled to termination benefits. Mr. Fairbanks’ termination benefits include payment of an amount equal to his then-current base salary for 24 months, medical insurance for Mr. Fairbanks and his immediate family for the maximum period allowed under COBRA, and full vesting of any unvested stock options and restricted stock then held by him. During the term of the Fairbanks Agreement and for one year thereafter, Mr. Fairbanks has agreed not to compete with, solicit business from the customers of, or solicit employees of, the Company and its affiliates.

(3)
We have an employment contract with Mr. Stone, our President and Chief Information Officer, dated as of March 9, 2004 (the “Stone Agreement”). The term of the Stone Agreement is five years and is extended at the end of the term on an annual basis unless terminated by either party. The Stone Agreement provides for a minimum annual base salary to be paid to Mr. Stone of $500,000, an annual bonus based on achievement of goals established by us and the payment of additional incentive compensation based upon the satisfaction of one or more performance goals. If the Stone Agreement is terminated by us other than for cause or by Mr. Stone for good reason or by reason of his disability, then Mr. Stone is entitled to termination benefits. Mr. Stone’s termination benefits include payment of an amount equal to his base salary for 24 months, medical insurance for Mr. Stone and his immediate family for the maximum period allowed under COBRA, and full vesting of any unvested stock options and restricted stock then held by him.

(4)
We have an employment contract with Mr. Carson, our Executive Vice President of Operations, dated as of April 27, 2007 (the “Carson Agreement”). The term of the Carson Agreement is three years and is extended at the end of the term on an annual basis unless terminated by either party. The Carson Agreement provides for a minimum annual base salary to be paid to Mr. Carson of $275,000, an annual bonus based upon achievement of goals established by us and the payment of additional incentive compensation based upon the satisfaction of one or more performance goals. If the Carson Agreement is terminated by us other than for cause or by Mr. Carson for good reason or by reason of his disability, then Mr. Carson is entitled to termination benefits. Mr. Carson’s termination benefits include payment of his then-current base salary for 12 months (in accordance with our normal payroll cycle), medical insurance for Mr. Carson and his immediate family for 12 months, and full vesting of any unvested stock options or restricted stock then held by him. Under the Carson Agreement, upon a change in control, we will fully vest 50% of any unvested restricted stock then held by him which had been issued on or prior to April 27, 2007 (the “Carson Outstanding Restricted Stock”) and will fully vest any unvested stock options then held by him. Nine months after the change of control, we will fully vest the remaining Carson Outstanding Restricted Stock, provided that Mr. Carson is then employed by us. If, during such nine month period, the Carson Agreement is terminated by us other than for cause or by Mr. Carson for good reason, then we will fully vest the remaining Carson Outstanding Restricted Stock. During the term of the Carson Agreement and for one year thereafter, Mr. Carson has agreed not to compete with, solicit business from the customers of, or solicit employees of, the Company and its affiliates.

(5)
We have an employment contract with Mr. Weingard, our Executive Vice President, Chief Legal Officer and Secretary, dated as of December 26, 2006 (the “Weingard Agreement”). The term of the Weingard Agreement is three years and is extended at the end of the term on an annual basis unless terminated by either party. The Weingard Agreement provides for a minimum annual base salary to be paid to Mr. Weingard of $225,000, an annual bonus based upon achievement of goals established by us and the payment of additional incentive compensation based upon the satisfaction of one or more performance goals. If the Weingard Agreement is terminated by us other than for cause or by Mr. Weingard for good reason or, after a change of control, for any reason or by reason of his disability, then Mr. Weingard is entitled to termination benefits. Mr. Weingard’s termination benefits include payment of his then-current base salary for 12 months (in accordance with our normal payroll cycle), medical insurance for Mr. Weingard and his immediate family for 12 months, and full vesting of any unvested stock options or restricted stock (except as noted below for his restricted stock following a change of control) then held by him. Under the Weingard Agreement, upon a change in control, we will fully vest 50% of any unvested restricted stock then held by him which had been issued on or prior to December 26, 2006 (the “Weingard Outstanding Restricted Stock”) and will fully vest any unvested stock options then held by him. Nine months after the change of control, we will fully vest the remaining Weingard Outstanding Restricted Stock, provided that Mr. Weingard is then employed by us. If, during such nine month period, the Weingard Agreement is terminated by us other than for cause or by Mr. Weingard for good reason, then we will fully vest the remaining Weingard Outstanding Restricted Stock. During the term of the Weingard Agreement and for one year thereafter, Mr. Weingard has agreed not to compete with, solicit business from the customers of, or solicit employees of, the Company and its affiliates.

(6)
The Parker Agreement and Stone Agreement also provide that if we or the executive terminates employment in several specified events, that the executive has the right to cause us to repurchase a number of shares of the our Common Stock owned by the executive with a value of up to $3,000,000 based on then current market prices. Alternatively, we may elect to sell these shares of Common Stock to third parties or to register the resale of these shares. If such a sale or registration results in proceeds less than the amount the executive is to receive related to his right to sell, then we are required to pay to the executive the difference between the requested dollar amount and the proceeds of the sale.

Director Compensation
Director Fees. Our independent directors receive compensation for their services as directors in the form of an annual retainer of $25,000, payable in quarterly installments, a fee of $1,500 for each Board meeting attended ($750 for attendance by conference call), and a fee of $1,500 for each committee meeting attended ($750 for attendance by conference call), plus reimbursement for travel expenses. We pay the chairman of the Audit Committee of the Board an additional $15,000 per year and the chairman of the Compensation Committee an additional $10,000 per year to serve. We pay other Audit Committee Members an additional $7,500 annually and other Compensation Committee Members an additional $5,000 annually to serve. Our directors who are not deemed to be independent and are not employees of NationsHealth receive compensation for their services as directors in the form of an annual retainer of $7,500, payable in quarterly installments, and a fee of $1,000 for each Board meeting attended ($500 for attendance by conference call), plus reimbursement for travel expenses. Directors may earn supplemental fees related to additional committee work. Through August 2007, our Chairman of the Board received an annual retainer of $250,000 payable bi-monthly, which was reduced to $100,000 in September 2007, and is eligible for bonuses. During 2007, the Compensation Committee did not award our Chairman a bonus. Directors who are also our employees receive no additional compensation for serving as directors.

Equity Awards. On April 10, 2007, each non-employee director, other than Mr. Spector, received a grant of 5,000 shares of fully vested restricted stock. No stock options were awarded to the directors in 2007.
DIRECTOR COMPENSATION TABLE
The following table sets forth certain information regarding the compensation paid to our non-employee directors for their service during the fiscal year ended December 31, 2007.

	Fees Earned or		Restricted
	Paid in Cash	Option Awards(1)	Stock Awards(2)	Total
Name	($)	($)	($)	($)

Arthur Spector, Chairman	$190,445	$54,494	—	$244,939
Elliot F. Hahn, Ph.D.	$51,750	$37,984	$7,650	$97,384
George F. Raymond	$58,000	$37,285	$7,650	$102,935
Richard R. Howard	$88,750	$38,502	$7,650	$134,902
Don K. Rice	$92,250	$36,496	$7,650	$136,396
Michael D. Tabris	$16,500	—	$7,650	$24,150
Gary D. Small, D.P.M.	$14,500	—	$7,650	$22,150
Raymond N. Steinman	$15,500	—	$7,650	$23,150
Mark H. Rachesky, M.D.	$13,500	—	$7,650	$21,150

FOOTNOTES TO THE DIRECTOR COMPENSATION TABLE

(1)
The amounts in the Option Awards column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), excluding the impact of estimated forfeitures related to service-based vesting conditions, and include amounts attributable to awards granted during and prior to 2007. Assumptions made in the calculation of these amounts are included in Note 14 to our audited financial statements for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008. There were no forfeitures during 2007. The aggregate number of stock options held by each non-employee director as of December 31, 2007 is as follows:

Stock Options
Outstanding
Name	As of 12/31/07

Arthur Spector, Chairman	57,203
Elliot F. Hahn, Ph. D.	39,375
George F. Raymond	38,250
Richard R. Howard	39,000
Don K. Rice	36,375
Michael D. Tabris	5,000
Gary D. Small, D.P.M.	5,000
Raymond N. Steinman	5,000
Mark H. Rachesky, M.D.	—

(2)
Each of the non-employee directors, other than Arthur Spector, received a grant of 5,000 shares of fully vested restricted stock on April 10, 2007. The amounts in the Restricted Stock Awards column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R). These amounts reflect the value of the common shares granted on the date of the award. As of December 31, 2007, there were no unvested shares of restricted stock held by the non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Share Ownership
The following tables list certain information, as of April 28, 2008, regarding the beneficial ownership of our outstanding Common Stock by (1) the persons known to us to beneficially own greater than 5% of each class of our voting securities, (2) each of our directors and named executive officers, and (3) our directors and executive officers, as a group. Beneficial ownership is determined in accordance with the rules of the SEC as further described in the footnotes. Except as otherwise noted, (1) the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them and (2) the address of each person listed in the following table (unless otherwise noted) is c/o NationsHealth, Inc., 13630 NW 8th Street, Suite 210, Sunrise, FL 33325.

	Number of Shares
Name and Address of	Beneficially Owned
Beneficial Owner	Shares(1)(2)		Percent
Lewis P. Stone (3)	16,904,216	(4)	57.84%

Glenn M. Parker, M.D. (3)	16,896,342	(5)	57.81%

RGGPLS, LLC (and certain related persons) (3)	16,781,936	(6)	57.65%
13630 N.W. 8 th Street, Suite 210 Sunrise, Florida 33325

Mark H. Rachesky, M.D. (and certain related persons) (7)	5,805,900	(8)	18.49%
40 West 57th Street, 24th Floor New York, NY 10019

GRH Holdings, L.L.C. (and certain related persons) (9)	4,254,953	(9)	14.62%
6701 Nob Hill Road Tamarac, FL 33321

Connecticut General Life Insurance Company	3,239,480	(10)	10.11%
900 Cottage Grove Road, Suite S 155 Hartford, CT 06152

Arthur Spector	419,828	(11)	1.44%

Timothy Fairbanks	304,060	(12)	1.04%

Rodney Carson	258,299	(13)	*

Don K. Rice	61,375	(14)	*

George F. Raymond	43,950	(15)	*

Elliot F. Hahn, Ph.D.	44,375	(16)	*

Richard R. Howard	44,000	(17)	*

Gary D. Small, D.P.M.	10,000	(18)	*

Michael D. Tabris	10,000	(18)	*

Raymond N. Steinman	10,000	(18)	*

Joshua Weingard	75,000	(19)	*

All executive officers and directors as a group (14 persons)	24,034,219	(20)	75.42%

*	Less than 1%.

(1)
Except as otherwise set forth herein, we believe that all persons referenced in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by such persons.

(2)
Applicable percentage of ownership as of April 28, 2008 is based upon 29,110,722 shares of Common Stock outstanding as of that date. Beneficial ownership is determined in accordance with the rules and regulations of the SEC, and includes voting and investment power with respect to shares. Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of April 28, 2008 are referred to as “presently exercisable stock options” or “presently exercisable warrants.” Presently exercisable stock options are deemed outstanding for purposes of computing the percentage of ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(3)
Based on the Schedule 13D/A filed by RGGPLS LLC. (“RGGPLS”) with the SEC on July 18, 2007, the shareholders of RGGPLS, who are deemed to share voting and dispositive power over our Common Stock owned by RGGPLS, are Robert Gregg, Lewis P. Stone, Glenn M. Parker, M.D., the Glenn M. Parker 2004 Multigenerational Trust, the Lewis P. Stone 2004 Multigenerational Trust, the Robert Gregg 2004 Multigenerational Trust and the Robert Gregg Revocable Trust dated December 18, 2000.

(4)	Consists of the securities included in Note (6) below, as well as, 7,874 shares of Common Stock held directly and presently exercisable options to purchase 114,406 shares of Common Stock.

(5)	Consists of the securities included in Note (6) below and presently exercisable options to purchase 114,406 shares of Common Stock.

(6)
Consists of (i) 10,140,017 shares of Common Stock held by RGGPLS, (ii) 696,247 shares of Common Stock held by RGGPLS, as trustee of the RGGPLS Holding Bonus Plan and Trust, (iii) 2,809,958 shares of Common Stock issued to GRH Holdings, L.L.C., a Florida limited liability company (“GRH”) which are subject to a Stockholders Agreement dated as of March 9, 2004, and amended as of June 2, 2004, by and among us, RGGPLS and GRH pursuant to which GRH must vote certain of its shares of Common Stock as directed by RGGPLS, (iv) 1,785,714 shares of Common Stock issued to MHR Capital Partners LP, a Delaware limited partnership (“MHR”) and OTQ LLC, a Delaware limited liability company (“OTQ”) which are subject to a Stockholders Agreement dated as of February 28, 2005, by and among us, RGGPLS, GRH, MHR and OTQ pursuant to which MHR and OTQ must vote certain of their shares of Common Stock as directed by RGGPLS and (v) 1,350,000 shares of Common Stock held by Glenn M. Parker, M.D. which are subject to a voting rights agreement dated as of December 5, 2005, pursuant to which Dr. Parker must vote these shares of Common Stock as directed by RGGPLS.

(7)
Based on the Schedule 13D filed by Dr. Mark H. Rachesky and related entities with the SEC on February 26, 2008, Dr. Rachesky exercises voting and/or investment control over the portfolio securities of MHR, OTQ and MHR Capital Partners (100) LP, a Delaware limited partnership (“Capital Partners”).

(8)
Includes (i) 2,046,096 shares of Common Stock held for the account of MHR, (ii) 1,151,129 shares of Common Stock that can be obtained by MHR pursuant to the presently convertible MHR Notes held for the account of MHR, (iii) 273,285 shares of Common Stock held for the account of Capital Partners, (iv) 153,750 shares of Common Stock that can be obtained by Capital Partners pursuant to the presently convertible MHR Notes held for the account of Capital Partners, (v) 1,020,833 shares of Common Stock held for the account of OTQ, (vi) 981,707 shares of Common Stock that can be obtained by OTQ pursuant to the presently convertible MHR Notes held for the account of OTQ and (vii) 179,100 shares of Common Stock held for certain personal, trusts, retirement and charitable foundation accounts established by Dr. Rachesky.

(9)
Based on the Form 4 filed by GRH and certain related entities with the SEC on February 14, 2008, the managing member of GRH is Viaura Holdings, Ltd., a Florida limited partnership (“Viaura Holdings”). The general partner of Viaura Holdings is Viaura, Inc., a Florida corporation (“Viaura”). The sole directors and holders of a majority of the issued and outstanding shares of Viaura are Michael and Robin Gusky.

(10)	Consists of 303,030 shares of Common Stock held directly and presently exercisable warrants to purchase 2,936,450 shares of Common Stock.

(11)	Consists of 362,625 shares of Common Stock and presently exercisable options to purchase 57,203 shares of Common Stock.

(12)
Consists of (i) 145,370 shares of unrestricted Common Stock held directly, (ii) 71,190 shares of Common Stock held by the RGGPLS Holding Bonus Plan and Trust of which Mr. Fairbanks is the beneficiary, (iii) 75,000 shares of restricted common stock vesting 16.67% on May 15, 2008 and every six months thereafter and (iv) presently exercisable options to purchase 12,500 shares of Common Stock.

(13)
Consists of (i) 184,549 shares of Common Stock, (ii) 18,750 shares of restricted common stock vesting 16.67% on May 15, 2008 and every six months thereafter, (iii) 50,000 shares of restricted common stock vesting 25% on April 27, 2008 and 12.5% every six months thereafter and (iv) presently exercisable options to purchase 5,000 shares of Common Stock.

(14)	Consists of (i) presently exercisable options to purchase 36,375 shares of Common Stock and (ii) 25,000 shares of Common Stock.

(15)	Consists of (i) presently exercisable options to purchase 38,250 shares of Common Stock and (ii) 5,700 shares of Common Stock.

(16)	Consists of (i) presently exercisable options to purchase 39,375 shares of Common Stock and (ii) 5,000 shares of Common Stock.

(17)	Consists of (i) presently exercisable options to purchase 39,000 shares of Common Stock and (ii) 5,000 shares of Common Stock.

(18)	Consists of (i) presently exercisable options to purchase 5,000 shares of Common Stock and (ii) 5,000 shares of Common Stock.

(19)	Consists of (i) 18,750 shares of unrestricted Common Stock and (ii) 56,250 shares of restricted common stock vesting 16.67% on June 26, 2008 and every six months thereafter.

(20)	Includes 2,286,586 shares of Common Stock convertible pursuant to the presently convertible MHR Notes and presently exercisable options to purchase 471,515 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Review, Approval and Ratification of Transactions with Related Persons
Reviewing and approving related party transactions is a responsibility included in the Audit Committee’s charter. Accordingly, the Audit Committee reviews and approves transactions in which we were a participant, the amount involved exceeded $120,000 and any of our directors or executive officers, or their immediate family members, had a direct or indirect material interest. When considering a related person transaction, the Audit Committee analyzes, among other factors it deems appropriate, whether such related person transaction was to be for our benefit and upon terms no less favorable to us than if the related person transaction was with an unrelated party. During 2007, no related person transaction occurred where this process was not followed.
Transactions with Related Persons
On February 28, 2005, we closed a private placement transaction with the Holders. Dr. Rachesky, a member of our Board of Directors, is a principal of MHR Fund Management LLC, the investment manager of MHR Capital Partners LP. For an aggregate purchase price of $15,000,000, the Holders received $15,000,000 par value in secured convertible notes (the “MHR Notes”) and 1,785,714 shares of our Common Stock. The 1,785,714 shares of our Common Stock were transferred to the Holders by certain of our principal stockholders. The transferring stockholders did not receive any proceeds from this transaction, and we did not issue any additional shares of Common Stock in connection with the transfer to the Holders. In combination with their prior holdings, this transaction resulted in the Holders owning more than 10% of our then outstanding Common Stock.
The MHR Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%, payable monthly. The MHR Notes are secured by substantially all our assets, but are subordinated to our credit facility. The MHR Notes may be subordinated to future indebtedness not to exceed $20,000,000 unless we achieve certain performance criteria as specified in the MHR Notes, in which case the amount of senior debt may not exceed $25,000,000. The terms of the MHR Notes allow the Holders, at their discretion, to convert all or part of the MHR Notes into shares of our Common Stock at a conversion price of $6.56 per share, subject to adjustment for anti-dilution, which is limited and capped, as described in the MHR Notes. In addition, the MHR Notes will accelerate to maturity upon the occurrence of a default by us on the MHR Notes.
The MHR Notes may be redeemed at our option under certain circumstances, and upon a change of control transaction, as defined. If a MHR Note is redeemed at our option other than upon a change of control transaction, the Holders may receive, at their discretion, either (i) the principal amount plus any accrued and unpaid interest of the MHR Notes being redeemed (the “Par Redemption Price”), plus a warrant exercisable for such number of shares of our Common Stock the Holders would have received had the MHR Notes being redeemed been converted immediately prior to such redemption, which warrant shall have an exercise price equal to the conversion price of the MHR Notes in effect immediately prior to issuance of the warrant, and shall expire on February 28, 2012 (a “Redemption Warrant”), or (ii) 110% of the outstanding principal amount of the MHR Notes being redeemed plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, we may redeem the MHR Notes at the Premium Redemption Price, or if we do not act, the Holders may choose to either receive the Premium Redemption Price or require that the surviving entity assume the obligations of the MHR Notes.

On February 28, 2010, and from time to time thereafter, we are required to redeem a portion of the MHR Notes at the Par Redemption Price. In addition, upon a redemption by us of our publicly traded warrants which results in the exercise of at least three quarters of the publicly traded warrants outstanding as of the closing date for cash, the Holders shall have the right to require us to repurchase from them shares of Common Stock equal to such number of shares of Common Stock that would be receivable upon conversion of up to an aggregate of $5,000,000 in principal amount of the MHR Notes, at the greater of the market price per share of the Common Stock at such time or $8.50 per share, provided, that in no event shall the aggregate payment for all of such shares exceed 25% of the cash proceeds of the publicly traded warrants exercised pursuant to the warrant redemption. Also, for 30 days following a redemption in which the Holders receive Redemption Warrants, (i) the Holders shall have a right (the “Tax Put Right”) by written notice to us to require us to purchase an amount of shares of Common Stock from the Holders, at the market price per share at such time, that is equal to an amount of up to $5,000,000 in the aggregate for all such redemptions for all Holders of all MHR Notes and (ii) if the amount received by the Holders after exercising its rights up to the maximum aggregate amount pursuant to clause (i) is, when combined with the cash consideration received by the Holders upon redemption of the MHR Notes, still insufficient to pay the income taxes relating to the redemption, the receipt of the Redemption Warrants and the exercise of the Tax Put Right, then, upon receipt of written notice from the Holders of such insufficiency, we shall use commercially reasonable efforts to file a registration statement for all Holders of MHR Notes (regardless of the number of redemptions) as soon as reasonably practicable after such redemption but in any event within thirty (30) days after such redemption and cause such registration statement to be declared effective as soon as practicable after such filing but in any event within sixty (60) days after such filing, failing which the Holders of all MHR Notes shall have an additional Tax Put Right in the amount of up to $2,500,000 in the aggregate for all such redemptions.
During each of 2007 and 2006, we paid interest of $1,162,500 to the Holders.
We entered into an agreement with Connecticut General Life Insurance Company (“CIGNA”) on May 4, 2005 to provide services to CIGNA in connection with CIGNA’s offering of Medicare Part D prescription drug plans to Medicare beneficiaries. The services provided by us to CIGNA under the original agreement encompassed virtually all aspects of the non-claims administration of CIGNA’s Part D plans, including advertising and marketing for the plans, member eligibility and enrollment processing, member service, Centers for Medicare and Medicaid Services (“CMS”) communication and reconciliation, and member billing and premium collection.
In conjunction with our agreement with CIGNA, on November 4, 2005, CIGNA purchased from us 303,030 shares of our Common Stock for $6.60 per share, or approximately $2,000,000, and we issued to CIGNA warrants to purchase 2,936,450 shares of our Common Stock at $6.60 per share. These 3,239,480 shares, including those shares issuable upon exercise of the warrants, are subject to a registration rights agreement effective November 4, 2005 that, upon notification from CIGNA, would require us to file a registration statement with the SEC seeking registration of the shares.
On May 26, 2006, we and CIGNA entered into an Amended and Restated Preferred Vendor Agreement (the “Amended and Restated Agreement”). The initial term (the “Initial Term”) of the Amended and Restated Agreement expires on December 31, 2009 and automatically renews for additional one-year periods (an “Additional Period”) unless any party provides to the other party notice to terminate not later than July 1 of any Additional Period or the final year of the Initial Term. The Amended and Restated Agreement is contingent upon the continued award of Part D contracts to CIGNA by CMS.

Pursuant to the Amended and Restated Agreement, we continue to provide certain enrollee service activities and, at the option of CIGNA, selected marketing and enrollment services in connection with CIGNA’s Part D plans. In addition, under the Amended and Restated Agreement, we may provide these services to other Medicare Part D insurers and CIGNA may use other vendors to provide services for its Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if CIGNA does not meet specified thresholds of enrollees serviced by us. The Amended and Restated Agreement also modified the compensation terms among the parties to provide for a predictable service fee arrangement starting with the 2007 plan year and continuing until the end of the Initial Term.
During 2007 and 2006, we derived revenue of approximately $29,841,000 and $35,140,000, respectively, from our relationship with CIGNA.
Lewis P. Stone, a director and our President and Chief Information Officer is the son-in-law of Michael Tabris, a director. Ken Tabris, our Vice President of Distribution, is the son of Michael Tabris and the brother-in-law of Mr. Stone. During 2007, Ken Tabris earned a base salary of $125,000.
Director Independence
Our Board has determined that four of the current directors, Don K. Rice, Richard R. Howard, George F. Raymond and Elliot F. Hahn, Ph.D., are independent directors as defined by applicable NASDAQ Capital Market Rules governing the independence of directors.
Item 14. Principal Accountant Fees and Services.
Independent Auditor Fees
The following table shows the fees paid or accrued by us for the audit and other services provided by Ernst & Young LLP for fiscal years 2007 and 2006:

	Year Ended
	December 31,
	2007	2006
Audit fees (1)	$372,000	$331,000
Audit related fees (2)	40,000	9,000
Tax fees (3)	—	—
All other fees (4)	1,500	1,500

Total fees	$413,500	$341,500

(1)
Audit Fees. Includes fees billed for professional services rendered by Ernst & Young LLP for the audit of NationsHealth’s annual consolidated financial statements included in our Annual Report on Form 10-K and the review of the quarterly consolidated financial statements included in each of our Forms 10-Q.

(2)	Audit-Related Fees. Audit-related fees consist primarily of fees for assistance provided to us with SEC comment letters.

(3)	Tax Fees. There were no tax fees in 2007 and 2006.

(4)	All Other Fees. Other fees pertain to subscription fees paid to Ernst & Young LLP for access to their online accounting research library.

Pre-Approval of Services
Our Audit Committee has adopted procedures requiring its pre-approval of all services performed by the independent auditor in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a maximum cost for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the Audit Committee for each engagement of the independent auditor to perform other audit-related or other non-audit services. The Audit Committee does not delegate its responsibility to approve services performed by the independent auditor to any member of management.
The standard applied by the Audit Committee in determining whether to grant approval of any type of non-audit service, or of any specific engagement to perform a non-audit service, is whether the services to be performed, the compensation to be paid and other related factors are consistent with the independent auditor’s independence under guidelines of the SEC and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent auditor would be functioning in the role of management or in an advocacy role, whether the independent auditor’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent auditor’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the non-audit services portion of the total fees payable to the independent auditor in the period, would tend to reduce the independent auditor’s ability to exercise independent judgment in performing the audit.
All of the audit and non-audit services rendered by Ernst & Young LLP with respect to the 2007 and 2006 fiscal years were pre-approved by the Audit Committee in accordance with this policy.

PART IV
Item 15. Exhibits.
(a)
3. Exhibits
The exhibits on the accompanying Exhibit Index are filed as part of, or furnished with, or incorporated by reference into, this Annual Report on Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April, 2008.

NATIONSHEALTH, INC.
By:	/s/ Glenn M. Parker
Glenn M. Parker, M.D.
Chief Executive Officer

Date: April 28, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date

/s/ Glenn M. Parker Glenn M. Parker	Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2008
/s/ Timothy Fairbanks Timothy Fairbanks	Chief Financial Officer and Director (Principal Financial Officer)	April 28, 2008
/s/ Bryan Happ Bryan Happ	Chief Accounting Officer (Principal Accounting Officer)	April 28, 2008
/s/ Arthur R. Spector Arthur R. Spector	Chairman of the Board of Directors	April 28, 2008
/s/ Lewis P. Stone Lewis P. Stone	Director, President and Chief Information Officer	April 28, 2008
/s/ Elliot F. Hahn Elliot F. Hahn, Ph.D.	Director	April 28, 2008
/s/ Gary D. Small Gary D. Small	Director	April 28, 2008
/s/ Raymond N. Steinman Raymond N. Steinman	Director	April 28, 2008
/s/ Michael D. Tabris Michael D. Tabris	Director	April 28, 2008
/s/ Mark H. Rachesky Mark H. Rachesky, M.D.	Director	April 28, 2008
/s/ Don K. Rice Don K. Rice	Director	April 28, 2008
/s/ Richard R. Howard Richard R. Howard	Director	April 28, 2008
/s/ George F. Raymond George F. Raymond	Director	April 28, 2008

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.