Form 10-Q
period 2008-03-31
NationsHealth, Inc.
filed 2008-05-14
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________  to  ___________
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At May 13, 2008, the registrant had 29,110,722 shares of common stock, $0.0001 par value, issued and outstanding, excluding 298,041 treasury shares.

NATIONSHEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,412	$1,925
Accounts receivable, net of allowances of $8,667 and $7,974, respectively	13,467	10,993
Inventory	2,946	2,557
Prepaid expenses and other current assets	1,633	1,253

Total current assets	19,458	16,728
Property and equipment, net	4,204	4,666
Customer contract intangible, net	6,785	7,755
Acquired customer lists, net	2,756	3,090
Other intangible assets, net	822	907
Goodwill	1,075	1,075
Restricted cash	1,899	1,899
Other assets, net	1,286	1,360

Total assets	$38,285	$37,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,235	$6,314
Accrued expenses	6,388	4,553
Promissory note payable, net	—	1,478
Current portion of long-term debt	3,978	3,489
Line of credit	4,619	2,500

Total current liabilities	21,220	18,334

Long-Term Liabilities:
Convertible notes, related party, net	8,112	7,715
Long-term debt	4,490	5,376
Other long-term liabilities	1,305	1,212

Total long-term liabilities	13,907	14,303

Stockholders’ Equity:
Common stock	3	3
Additional paid-in capital	74,427	74,218
Accumulated deficit	(71,272)	(69,378)

Total stockholders’ equity	3,158	4,843

Total liabilities and stockholders’ equity	$38,285	$37,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2008	2007

Revenue:
Net product sales	$14,998	$11,074
Service revenue	8,493	7,678

	23,491	18,752

Cost of product sales	7,778	4,398
Cost of services	3,160	3,735

Gross Profit	12,553	10,619

Operating Expenses:
Patient acquisition and related costs	519	736
Patient service and fulfillment	3,273	2,227
General and administrative	6,666	5,871
Provision for doubtful accounts	970	735
Depreciation and amortization	1,763	1,376

	13,191	10,945

Loss from Operations	(638)	(326)

Other Income (Expense):
Interest expense , related party	(724)	(650)
Other interest expense, net	(532)	(212)

	(1,256)	(862)

Net Loss	$(1,894)	$(1,188)

Loss per share — basic and diluted	$(0.07)	$(0.04)

Weighted average shares outstanding — basic and diluted	29,001	28,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(1,894)	$(1,188)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Provision for doubtful accounts	970	735
Provision for sales allowances and returns	374	326
Depreciation and amortization	2,015	1,541
Amortization of note discount and other non-cash interest charges, net	606	429
Stock-based compensation	271	353
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,706)	(2,892)
Inventory	(389)	253
Prepaid expenses and other assets	(384)	(154)
Increase (decrease) in:
Accounts payable and accrued expenses	1,587	(923)

Net cash and cash equivalents used in operating activities	(550)	(1,520)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(165)	(258)

Net cash and cash equivalents used in investing activities	(165)	(258)

Cash Flows from Financing Activities:
Net draws on line of credit	2,119	—
Principal payments on long-term debt	(397)	(53)
Payment of promissory note	(1,500)	—
Payment of debt issuance costs	(20)	—

Net cash and cash equivalents provided by (used in ) financing activities	202	(53)

Net Decrease in Cash and Cash Equivalents	(513)	(1,831)
Cash and Cash Equivalents, Beginning of Period	1,925	4,224

Cash and Cash Equivalents, End of Period	$1,412	$2,393

Non-cash Investing and Financing Activities:
Property and equipment acquired under capital leases	$—	$847

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of NationsHealth, Inc. (the “Company” or “NationsHealth”) and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 that was filed with the SEC on March 28, 2008. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of annual results.
2.	REVENUE RECOGNITION
The Company recognizes revenue related to product sales upon shipment of patient orders, provided that risk of loss has passed to the patient and the required written forms to bill Medicare, other third party payors, and patients have been received and verified. Revenue is recorded at amounts expected to be collected from Medicare, other third party payors, and directly from patients. Where applicable, contractual adjustments are recorded for the difference between reimbursement amounts and revenue recorded per the billing system. Such adjustments are recorded as a reduction of both gross revenue and accounts receivable. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to billings in process, consisting of the cost of products shipped, are deferred in the Company’s balance sheet, and are charged to cost of product sales at the time the related revenue is recognized.
Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to other third party payors or directly to patients. Revenue received directly from Medicare, which relates to the Company’s Medical Products segment, represented approximately 30% and 41% of total revenue for the three months ended March 31, 2008 and 2007, respectively.
Revenue related to the Company’s Insurance Services segment is recognized when earned as the services are performed and is presented in the accompanying condensed consolidated statements of operations as service revenue. The direct costs of providing contracted services are shown as cost of services in arriving at gross profit. Revenue from Connecticut General Life Insurance Company (“CIGNA”), which is included in the Company’s Insurance Services segment, represented approximately 35% of total revenue for each of the three months ended March 31, 2008 and 2007.

3.	CREDIT FACILITY
On April 11, 2007, the Company entered into a Third Amended and Restated Revolving Credit, Term Loan and Security Agreement with its credit facility lender (the “Third Amended and Restated Credit Agreement”). The Third Amended and Restated Credit Agreement retained the existing $10,000,000 revolving line of credit and existing maturity date of the overall credit facility of April 30, 2010, and added a $7,000,000 multi-draw term loan (the “Term Loan”) to the credit facility. The Third Amended and Restated Credit Agreement also adjusted the financial covenants of the credit facility and added a covenant related to the Company’s diabetic patient count. On February 1, 2008, the Third Amended and Restated Credit Agreement was amended to, among other things, temporarily increase the percentage of eligible accounts receivable available under the borrowing base through the end of 2008.
On March 27, 2008, the Third Amended and Restated Credit Agreement was further amended to adjust the financial covenants to account for the Company’s actual and projected financial results. In connection with the amendment, the annual interest rate on the revolving line of credit was increased to the higher of prime plus 3% or 8.25%, plus certain additional fees and charges, and the annual interest rate on the Term Loan was increased to the higher of prime plus 4.5% or 9.75%, effective as of the amendment date.
Under the agreement, as amended and restated, the available funding of the line of credit is limited by a borrowing base, which is comprised of a percentage of eligible accounts receivable and inventory, as defined, up to a maximum of $10,000,000. The credit agreement requires the Company to maintain a lock-box arrangement, whereby amounts received into the lock-box are applied to reduce the revolving line of credit outstanding, and contains certain subjective acceleration clauses in the event of a material adverse event, as defined. Borrowings under the line of credit are classified as a current liability in the Company’s balance sheet in accordance with the provisions set forth in Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”
The credit facility is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA, as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum liquidity, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of March 31, 2008, the rate under the line of credit was 8.25% per annum, the outstanding balance under the line of credit was $4,619,000, and the unused portion available thereunder was approximately $5,381,000.
As required under the Third Amended and Restated Credit Agreement, on April 11, 2007, $1,500,000 of proceeds from the Term Loan were funded into a restricted deposit account to serve as collateral for the facility. The remainder of the Term Loan is restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets. Through March 31, 2008, an additional $5,289,000 had been drawn on the Term Loan for such purposes. Pursuant to the Third Amended and Restated Credit Agreement payment of the principal balance outstanding under the Term Loan was to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008. The February 1, 2008, amendment to the Third Amended and Restated Credit Agreement deferred the due dates of the installment payments under the Term Loan through June 30, 2008. As of March 31, 2008, the rate under the Term Loan was 9.75% per annum and the total balance outstanding under the Term Loan was approximately $6,555,000. As of March 31, 2008, the Company was in compliance with all applicable financial covenants under the agreement.

In connection with the Third Amended and Restated Credit Agreement, the Company entered into a Second Amended and Restated Equity Participation Fee Agreement with the lender. Pursuant to this agreement, the Company agreed to pay a fixed equity participation fee of $1,375,000 at the maturity date or on earlier termination of the credit facility. In connection with the amendment to the Third Amended and Restated Credit Agreement, on February 1, 2008, the amount of the equity participation fee was revised to $1,575,000. As of March 31, 2008, the Company had accrued approximately $798,000 related to the equity participation fee as additional interest expense.
4.	CONVERTIBLE NOTES
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
The Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%, payable monthly. The Notes are secured by substantially all the Company’s assets, but are subordinated to the credit facility (see Note 3). The Notes may be subordinated to future indebtedness not to exceed $20,000,000 in the aggregate, or, if the Company achieves certain performance criteria, $25,000,000. The Holders may convert the Notes into shares of the Company’s common stock at a conversion price of $6.56 per share, subject to certain anti-dilution provisions. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by the Company. Through March 31, 2008, no events have occurred that would trigger adjustments for anti-dilution.
The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction. If Notes are redeemed at the option of the Company, other than upon a change of control transaction, the Holders may elect to receive either (i) the principal and unpaid interest (the “Par Redemption Price”) plus warrants with the exercise price and for the number of shares for which the Notes would have been convertible into immediately prior to such redemption, or (ii) 110% of the principal amount of the Notes plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price. Through March 31, 2008, no events have occurred that would trigger any of these rights.
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

5.	COMMITMENTS AND CONTINGENCIES
Employment Separation Agreement
On December 16, 2005 (the “Separation Date”), Robert Gregg, who served as the Company’s Chief Operating Officer until October 5, 2005, and the Company entered into a Separation Agreement and General Release (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Gregg resigned from all employment roles that he held at the Company effective as of the Separation Date. The Separation Agreement affirmed Mr. Gregg’s ability to exercise his right under his employment agreement to request that the Company arrange for the purchase of up to $3,000,000 worth of the Company’s common stock from Mr. Gregg (the “Put Right”). Pursuant to his employment agreement, Mr. Gregg had the right to require the Company to purchase up to $3,000,000 worth of the Company’s common stock, held by RGGPLS, LLC (“RGGPLS”), the controlling stockholder of the Company, on Mr. Gregg’s behalf, provided that the Company was not required to purchase more than $1,500,000 worth of such common stock in any calendar year. In lieu of a cash payment, the Company had the option to register such shares of the Company’s common stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended (the “Act”) or to arrange for the sale of such shares of the Company’s common stock pursuant to an exemption from the registration requirements under the Act.
On April 4, 2007, Mr. Gregg partially exercised his Put Right to require the Company to purchase $750,000 of the Company’s common stock beneficially owned by Mr. Gregg, representing 500,000 shares based on the closing price of $1.50 per share on the trading day prior to the put notice. On July 16, 2007, in connection with RGGPLS’s transfer to Mr. Gregg of 288,000 shares of the Company’s common stock, Mr. Gregg executed an acknowledgement that the proceeds from any sale by him of the 288,000 shares in the open market or to any third party shall satisfy a portion of the Company’s obligation pursuant to the Put Right. Through March 31, 2008, Mr. Gregg had sold 275,880 shares for total proceeds of approximately $201,000. Based upon shares sold by Mr. Gregg to date and the remaining shares under the April 2007 put, the Company has accrued approximately $475,000 at March 31, 2008 related to the estimated shortfall from the price on the date of the put.
On May 2, 2008, the Company and Mr. Gregg entered into a Settlement Agreement and General Release (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Company agreed to pay Mr. Gregg the $213,000 shortfall related to his sales of the RGGPLS-transferred shares and purchase or arrange for the sale of the remaining 224,120 shares from the April 2007 put on or before September 1, 2008. To the extent that such shares are sold at a price less than $1.50 per share, the Company will be required to pay Mr. Gregg the shortfall amount. Pursuant to the Settlement Agreement and subject to compliance by the Company of its obligations under the Settlement Agreement, Mr. Gregg waived his right to put the remaining $2,250,000 under the Put Right.
6.	SEGMENT INFORMATION
The Company operates in two reportable segments: Medical Products and Insurance Services. The Medical Products segment markets and sells diabetes, ostomy and other medical supplies, as well as physician prescribed medications, primarily to Medicare and managed care beneficiaries. Through March 2007, the Medical Products segment consisted of two operating divisions: (1) Direct-to-Consumer, which markets and sells to patients primarily through mail-order channels and (2) Retail, which marketed and sold to patients through the Company’s retail initiative with Kmart Corporation (“Kmart”). The Kmart contract, which expired by its terms on January 1, 2007, was not renewed, and the Company ceased servicing customers through Kmart locations in March 2007. Through its Insurance Services segment, the Company provides services to CIGNA and other Medicare insurance providers in connection with their providing of coverage to Medicare beneficiaries.

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
Revenues and segment profit (loss) for the Company’s reportable segments for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue:
Medical Products	$14,998	$11,074
Insurance Services	8,493	7,678

Consolidated revenue	$23,491	$18,752

Segment profit (loss):
Medical Products	$101	$1,601
Insurance Services	3,614	2,090
Unallocated corporate expenses	(4,353)	(4,017)

Consolidated loss from operations	$(638)	$(326)

7.	SUBSEQUENT EVENT
On May 1, 2008, the Company entered into a Second Amended and Restated Preferred Vendor Agreement with CIGNA (the “Second Amendment”). The Second Amendment amends and restates the amended and restated preferred vendor agreement entered into on May 26, 2006. The Second Amendment extended the term of the agreement through September 30, 2012 and automatically renews for additional one-year periods unless any party provides to the other party notice to terminate not later than July 1 of 2012, or any subsequent renewal year.
Pursuant to the Second Amendment, and through an anticipated transition date of the end of the first quarter of 2009 (the “Transition Date”), the Company will continue to provide CIGNA the same member service activities and selected marketing and enrollment services it currently provides (the “Pre-Transition Services”) in connection with CIGNA’s Medicare Rx Medicare Part D Prescription Drug Plan. Following the Transition Date, the Company will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service (collectively, the “Post-Transition Services”), but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, the compensatory terms related to the Pre-Transition Services have been slightly reduced for the period November 2008 through the Transition Date. Furthermore, the compensation related to the Post-Transition Services will be reduced to reflect the reduction in overall services that the Company will provide to CIGNA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Important Factors That May Affect Future Operations and Results
This Quarterly Report on Form 10-Q may contain forward-looking statements. Generally, the forward-looking statements in this report use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions.
The forward-looking statements may include statements about our:
•	Expected future operations, revenue, gross margins and expenses;

•	Credit facilities and projected cash needs;

•	Sales opportunities, strategic relationships and marketing plans;

•	Estimates of potential markets for our products and services, including the anticipated drivers for future growth; and

•	Assessment of the impact of future accounting pronouncements.
Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. Any forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we do not undertake any obligation to update or revise them, except as required by law.
The following factors, among others, create risks and uncertainties that could affect our future or other performance:
•	Our ability to successfully maintain our Insurance Services segment

•	Competitive bidding for DME and supplies

•	Increases in the costs of medical products dispensed

•	Our history of operating losses and the possibility that we will incur significant additional operating losses

•	Our ability to raise the capital that we will need to sustain our operations

•	Our ability to attract new patients and retain existing patients

•	Identification of, and competition for, growth and expansion opportunities

•
Compliance with, or changes in, government regulation and legislation, or interpretations thereof, including, but not limited to, pharmacy licensing requirements and healthcare reform legislation, including HIPAA

•	An inability to establish and maintain successful collaborative relationships could adversely affect our ability to generate revenue

•	Adverse developments in any investigation related to the pharmaceutical industry

•	Competition and technological change that may make our products and technologies less attractive or obsolete

•	Our ability to obtain and maintain intellectual property protection for our technologies

•	Adverse resolution of current or future lawsuits or investigations

•	Significant fluctuations in our revenue and operating results, which have occurred in the past and which could continue to fluctuate in the future

•	Any loss or inability to hire and retain qualified personnel

•	Our exposure to product liability in excess of our insurance coverage

•	Any failure to maintain an effective system of internal controls in the future could adversely affect our ability to accurately report financial results or prevent fraud

•	Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses

•	Our common stock may continue to have a volatile public trading price and low trading volume

•	Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult

•	Transfer of listing of our common stock from the NASDAQ Capital Market to the Over-The-Counter Bulletin Board may result in reduced liquidity
As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. Other than as updated in Part II, Item 1A herein, these risks and uncertainties are discussed in more detail in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
As of March 31, 2008, we were engaged in two reportable business segments: Medical Products and Insurance Services. Additional information regarding our business segments can be found in Note 6 of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Medical Products Segment
We distribute medical equipment and supplies and dispense physician-prescribed medications nationally from our licensed pharmacy in the State of Florida. We currently provide home delivery of diabetes related supplies, prescription medications, and other medical products. These products are generally covered under Medicare Part B, Medicare Part D, state Medicaid programs or through managed care organizations. As of March 31, 2008, we had approximately 73,000 patients to whom we or Diabetes Care and Education, Inc., which we acquired via stock acquisition in September 2007, have shipped medical products and supplies in the last 15 months and that have not cancelled our service.
The Federal Medicare program provides reimbursement to its beneficiaries for a number of products under Medicare’s Part B or Part D coverages. Products covered under Part B include, among other items, supplies used to treat diabetes and ostomy, and Part D covers self-administered prescription drugs. Medicare Part B pays us 80% of the Medicare allowable fees for these products after the beneficiary has satisfied his or her annual deductible amount, and we bill the remaining balance to either third party payors, such as a patient’s supplemental insurance carrier, or, where permitted, directly to the patient. We accept assignments of Medicare benefits, ship supplies and medications to patients and bill and receive payments from Medicare and certain private insurers on behalf of patients (and bill patients or their supplemental insurers for any co-payment and/or deductible). Revenue from Medicare, which relates to our Medical Products segment, represented approximately 30% and 41% of our total revenue for the three months ended March 31, 2008 and 2007, respectively.
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
Insurance Services Segment
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

On May 26, 2006, our agreement with CIGNA was amended and restated. This amended and restated agreement modified the compensation terms to provide for a predictable service fee arrangement starting with the 2007 plan year and continuing through December 31, 2009. Under the amended and restated agreement, we continue to provide CIGNA with certain member service activities and, at the option of CIGNA, selected marketing and enrollment services. Furthermore, under the amended and restated agreement, we may provide services, such as education, marketing, enrollment and member service, to other Medicare Part D insurers and CIGNA may use other vendors to provide them with services for their Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if they do not meet specified thresholds of enrollees we service. As permitted under the amended and restated agreement, we provide plan marketing, enrollment and advisory services to other Medicare prescription drug and benefit providers, as well as to CIGNA. Revenue from CIGNA represented approximately 35% of our total revenue for each of the three month periods ended March 31, 2008 and 2007.
On May 1, 2008, we entered into a second amended and restated preferred vendor agreement with CIGNA that extended the term of the agreement through September 30, 2012 and automatically renews for additional one-year periods thereafter. Pursuant to the second amended and restated agreement, we will continue to provide CIGNA the same member service activities and selected marketing and enrollment services that we currently provide in connection with CIGNA’s Medicare Part D Prescription Drug Plan through an anticipated transition date of the end of the first quarter of 2009 (the “Transition Date”). Following the Transition Date, we will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service, but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. Additionally under the second amended and restated agreement, the compensatory terms related to the services we currently provide to CIGNA will be slightly reduced for the period from November 2008 through the Transition Date and the compensation for services to CIGNA subsequent to the Transition Date will be reduced to reflect the reduction in overall services that we will provide to CIGNA.
Critical Accounting Policies
In our Annual Report on Form 10-K for the year ended December 31, 2007, our critical accounting policies and estimates were identified as those relating to revenue recognition and accounts receivable, allowances for doubtful accounts, and patient acquisition and related costs. We reviewed our policies and determined that there have been no significant changes to our critical accounting policies for the quarter ended March 31, 2008.

Results of Operations
The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenue for the three months ended March 31, 2008 and 2007:

	2008		2007
	$	%	$	%
Revenue:
Net product sales	$14,998	63.8%	$11,074	59.1%
Service revenue	8,493	36.2	7,678	40.9

	23,491	100.0	18,752	100.0

Cost of product sales	7,778	33.1	4,398	23.5
Cost of services	3,160	13.5	3,735	19.9

Gross Profit	12,553	53.4	10,619	56.6

Operating Expenses:
Patient acquisition and related costs	519	2.2	736	3.9
Patient service and fulfillment	3,273	13.9	2,227	11.9
General and administrative	6,666	28.4	5,871	31.3
Provision for doubtful accounts	970	4.1	735	3.9
Depreciation and amortization	1,763	7.5	1,376	7.3

	13,191	56.2	10,945	58.4

Loss from Operations	(638)	(2.7)	(326)	(1.7)

Other expense, net	(1,256)	(5.3)	(862)	(4.6)

Net Loss	$(1,894)	(8.1%)	$(1,188)	(6.3%)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenue. Total revenue increased approximately $4.7 million, or 25%, to $23.5 million for the three months ended March 31, 2008, from $18.8 million for the same period in 2007. Service revenue from our Insurance Services segment increased approximately $0.8 million, or 11%, to $8.5 million for the three months ended March 31, 2008, compared to $7.7 million for the same period in 2007. The increase in service revenue is primarily related to increased enrollment in CIGNA’s Medicare Part D Plans.
Revenue from our Medical Products segment increased approximately $3.9 million, or 35%, to $15.0 million for the three months ended March 31, 2008, from $11.1 million for the same period in 2007. This increase was primarily due to higher net sales of prescription medications and from the acquisition of DC&E on September 4, 2007, partially offset by lower net sales of diabetes supplies due to the termination of our contract with Kmart.
Cost of Product Sales. Cost of product sales, which relates to our Medical Products segment, increased approximately $3.4 million, or 77%, to $7.8 million for the three months ended March 31, 2008, from $4.4 million for the same period in 2007. The increase was primarily related to higher sales of prescription medications, as well as pump supplies and diabetes supplies sales through DC&E, as discussed above. Gross margins on product sales were 48.1% in the first quarter of 2008, compared to 60.3% in the same period in 2007, primarily as a result of lower margins associated with both sales of prescription medications and the DC&E operations.

Cost of Services. Cost of services, which relates to our Insurance Services segment, consists of the direct costs of providing services to Medicare plan providers for their Medicare insurance programs. Cost of services decreased approximately $0.5 million, or 15%, to approximately $3.2 million for the three months ended March 31, 2008, compared to approximately $3.7 million for the same period in 2007, primarily due to efficiencies achieved in servicing Medicare plan enrollees.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin was 53.4% for the three months ended March 31, 2008, compared to 56.6% for the same period in 2007, due to the factors discussed above.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $0.2 million, or 29%, to $0.5 million for the three months ended March 31, 2008, from $0.7 million for the same period in 2007. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and sales payroll related to our Medical Products segment. The decrease in patient acquisition and related costs primarily related to decreased spending on marketing activities. As a percentage of net product sales, patient acquisition and related costs were 3.5% for the three months ended March 31, 2008, compared to 6.6% for the same period in 2007.
Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses, which relate to our Medical Products segment, consist primarily of costs to service our existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs, and are classified as operating expenses as they are not a direct cost of products sold. Patient service and fulfillment increased approximately $1.1 million, or 47%, to $3.3 million for the three months ended March 31, 2008, from $2.2 million for the same period in 2007, primarily from higher payroll related to our acquisition of DC&E and the expansion of our operations infrastructure. As a percentage of net product sales, patient service and fulfillment expenses were 21.8% for the three months ended March 31, 2008, compared to 20.1% for the same period in 2007.
General and Administrative Expenses. General and administrative expenses increased approximately $0.8 million, or 13%, to $6.7 million for the three months ended March 31, 2008, from $5.9 million for the same period in 2007. The increase in general and administrative expenses was primarily due to higher professional fees and overhead related to our expansion, including the DC&E acquisition. As a percentage of total revenue, general and administrative expenses were 28.4% for the three months ended March 31, 2008, compared to 31.3% for the same period in 2007.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, increased approximately $0.3 million, or 32%, to $1.0 million for the three months ended March 31, 2008, from $0.7 million for the same period in 2007. The increase in the provision for doubtful accounts related to the increase in net product sales. For the three months ended March 31, 2008, the provision represented 6.5% of net product sales, compared to 6.6% for the same period in 2007.
Depreciation and Amortization. Depreciation and amortization increased approximately $0.4 million, or 28%, to $1.8 million for the three months ended March 31, 2008, from $1.4 million for the same period in 2007. The increase in depreciation and amortization was primarily due to increased depreciation and amortization of assets acquired, including equipment, software, acquired customer lists and other intangible assets.
Other Expense, net. Other expense, net, which is almost entirely comprised of interest expense, increased approximately $0.4 million, or 46%, to approximately $1.3 million for the three months ended March 31, 2008, from $0.9 million for the same period in 2007. The increase was primarily due to the interest incurred on amounts outstanding under the term loan originated in April 2007 and interest incurred under capital leases entered into during 2007.

LIQUIDITY AND CAPITAL RESOURCES
Our discussion and analysis of our liquidity and capital resources may be affected by factors discussed in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 28, 2008, in the section entitled “Important Factors That May Affect Future Operations and Results,” and other trends that could adversely affect our sources of cash.
Since our inception, we have used significant amounts of cash in our operations and have incurred net losses of approximately $1.9 million, $5.9 million, and $11.3 million for the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006, respectively. As of March 31, 2008, we had cash and cash equivalents of approximately $1.4 million and negative working capital of approximately $1.8 million.
For the three months ended March 31, 2008, we used approximately $0.6 million of net cash in operating activities. Our use of cash in operating activities during the first three months of 2008 primarily relates to higher receivables related to our Medical Products segment.
For the three months ended March 31, 2008, we used approximately $0.2 million of net cash in investing activities related to the acquisition of property and equipment to support the growth of our business and improve operational efficiency. For the three months ended March 31, 2008, financing activities provided approximately $0.2 million of net cash, primarily related to draws under our line of credit, partially offset by the repayment of a $1.5 million promissory note during the quarter.
We have a revolving line of credit in the principal amount of up to $10.0 million. The borrowing availability under the revolving line of credit, which matures on April 30, 2010, is limited by a borrowing base formula based upon our eligible receivables and inventory. As of March 31, 2008, the balance outstanding on the line was approximately $4.6 million and the unused portion available under the revolving line of credit was approximately $5.4 million.
On April 11, 2007, our credit agreement was amended and restated to, among other things, add a $7.0 million multi-draw term loan to the credit facility. On April 11, 2007, $1.5 million in proceeds from the term loan were funded into a restricted deposit account to serve as collateral for the facility as required under the amended and restated agreement. The remaining $5.5 million of the term loan is restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets, and is to be drawn upon from time to time for such purposes. Through March 31, 2008, we had borrowed approximately $5.3 million under the term loan facility for such acquisitions and the total amount outstanding under the term loan as of March 31, 2008, was approximately $6.6 million. Payment of the principal balance outstanding under the term loan was to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008. The amended and restated agreement also adjusted the financial covenants of the credit facility and added a covenant related to our diabetic patient count.
On February 1, 2008, our credit agreement was amended to, among other things, temporarily increase the percentage of eligible accounts receivable available under the borrowing base through the end of 2008, increase the inventory availability under the borrowing base, and defer the due dates of the installment payments under the term loan through June 30, 2008. The increases in the advance rates for eligible accounts receivable and inventory borrowing availability had the impact of increasing availability under the revolving line of credit by approximately $2.3 million.

On March 27, 2008, the credit agreement was further amended to adjust the financial covenants to account for our actual and projected financial results. In connection with the amendment, the annual interest rate on the revolving line of credit was increased to the higher of prime plus 3% or 8.25%, and the annual interest rate on the term loan was increased to the higher of prime plus 4.5% or 9.75%, effective as of the amendment date. As of March 31, 2008, the Company was in compliance with all applicable financial covenants under the agreement.
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
On February 5, 2007, as amended on June 29, 2007 and on August 24, 2007, we entered into a lease agreement for certain telecommunications equipment and computer software. The lease, which provides for monthly payments of approximately $75,000 through July 31, 2010, is being accounted for as a capital lease. As of March 31, 2008, the related capital lease obligation totaled approximately $1.7 million.
On September 4, 2007, we acquired all of the issued and outstanding capital stock of DC&E. At closing, we paid cash of $2.5 million and issued 473,933 unregistered shares of our common stock. We may also be obligated to pay additional cash consideration totaling up to $4,500,000 if revenue associated with DC&E’s operations in 2008, 2009 and 2010 exceed certain targets.
During 2007, we implemented plans to restructure and streamline our management organization and reduce our workforce in order to increase both our cost effectiveness and profitability. We would, if considered necessary, be able to further reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages.
We believe our cash and cash equivalents, and other available financing sources, will be sufficient to meet our working capital and capital expenditure needs for our business operations, and that we have sufficient liquidity to continue as a going concern.
Off-Balance-Sheet Arrangements
As of March 31, 2008, we did not have any significant off-balance-sheet arrangements.
Recently Adopted Accounting Standards
In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires the disclosure of fair value of financial instruments according to a fair value hierarchy. Additionally, certain disclosures are required regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. The adoption of this standard had no impact on our operating results, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The adoption of this standard had no impact on our operating results, cash flows or financial position.
NASDAQ Delisting
On October 2, 2007, we were advised by the NASDAQ Listing Qualifications Department that for at least 30 consecutive business days, the closing bid price of our common stock was below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Capital Market under Marketplace Rule 4310(c)(4).
We were provided until March 31, 2008, to regain compliance with the NASDAQ Marketplace Rule 4310(c)(4), and during this time, we continued to trade on The NASDAQ Capital Market under the symbol “NHRX”. On April 1, 2008, we received a letter from The Nasdaq Stock Market indicating that we had not regained compliance during the required period and the Nasdaq staff had determined that our common stock would be delisted from The Nasdaq Capital Market. Accordingly, unless we requested an appeal of the delisting determination, Nasdaq would have suspended trading of our common stock at the open of business on April 10, 2008, and our common stock would have been delisted from The Nasdaq Capital Market. On April 4, 2008, we requested a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”) to appeal the Nasdaq staff’s determination, which temporarily stayed the delisting action pending the issuance of a decision by the Panel following the hearing. On April 29, 2008, we withdrew our request for a hearing and we received a letter from The Nasdaq Stock Market that as a result of the withdrawl of our appeal of the Nasdaq Listing Qualifications Department’s notification that we had not gained compliance with the requirements of Nasdaq Marketplace Rule 4310(c)(4), our common stock would be delisted beginning with the opening of trading of the Nasdaq Capital Market on May 1, 2008.
On May 1, 2008, our common stock became eligible for quotation on the OTC Bulletin Board (OTCBB) under the trading symbol NHRX or NHRX.OB. As required for quotation on the OTCBB, we intend to remain current in our required filings with the Securities and Exchange Commission. We believe that being quoted on the OTCBB will not have a material adverse impact on our ongoing business operations.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The results of our Insurance Services segment are heavily dependent on revenue derived under our agreement with CIGNA.
Services to CIGNA comprise a significant portion of our Insurance Services segment. Revenue from CIGNA represented approximately 38%, 40% and 12% of total revenue in 2007, 2006 and 2005, respectively.
On May 1, 2008, we entered into a Second Amended and Restated Preferred Vendor Agreement with CIGNA (the “Second Amendment”). The Second Amendment amends and restates the amended and restated preferred vendor agreement entered into on May 26, 2006, extends the term of the agreement through September 30, 2012 and automatically renews for additional one-year periods, unless notice is received from the other party by July 1, of 2012, or any subsequent renewal year. Beginning in approximately the end of the 2009 first quarter, we will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service, but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, the compensatory terms related to the current services have been slightly reduced for the period November 2008 through the transition date at the end of the 2009 first quarter. Furthermore, the compensation related to the services provided following the transition date will be reduced to reflect the reduction in overall services that we will provide to CIGNA. We believe the Second Amendment will reduce the revenue and profit we derive from CIGNA beginning in the 2009 second quarter. Additionally, if CIGNA should fail to continue offering its CIGNA Medicare Rx Medicare Part D program for any reason or if CMS should fail to approve CIGNA’s Medicare Part D plans in future years, or if CIGNA chooses a different vendor to provide services we currently provide or will provide after the transition date, revenue and profit of our Insurance Services segment would be adversely impacted.

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
On April 4, 2007, Mr. Gregg partially exercised his put right to require us to purchase $750,000 of our common stock beneficially owned by Mr. Gregg, representing 500,000 shares based on the closing price of $1.50 per share on the trading day prior to the put notice. On July 16, 2007, in connection with RGGPLS’s transfer to Mr. Gregg of 288,000 shares of the our common stock, Mr. Gregg executed an acknowledgement that the proceeds from any sale by him of the 288,000 shares in the open market or to any third party shall satisfy a portion of our obligation pursuant to the put right. Based upon shares sold by Mr. Gregg to date and the remaining shares under the April 4, 2007 put, we have accrued approximately $475,000 at March 31, 2008 related to the estimated shortfall from the price on the date of the put, which is due to Mr. Gregg upon the sale of the entire 500,000 shares.
On May 2, 2008, we and Mr. Gregg entered into a Settlement Agreement and General Release. Under the terms of the Settlement Agreement, we agreed to pay Mr. Gregg the $213,000 shortfall related to his sales of the RGGPLS-transferred shares and purchase or arrange for the sale of the remaining 224,120 shares from the April 2007 put on or before September 1, 2008. To the extent that such shares are sold at a price less than $1.50 per share, we will be required to pay Mr. Gregg the shortfall amount. Pursuant to the Settlement Agreement and subject to compliance by us of our obligations under the Settlement Agreement, Mr. Gregg waived his right to put the remaining $2,250,000 under the Put Right.

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

NATIONSHEALTH, INC.
Date: May 14, 2008	By:	/s/ Glenn M. Parker
		Name:	Glenn M. Parker
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Timothy Fairbanks
		Name:	Timothy Fairbanks
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2008	By:	/s/ Bryan Happ
		Name:	Bryan Happ
		Title:	Chief Accounting Officer (Principal Accounting Officer)

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.