Form 10-Q
period 2008-06-30
NationsHealth, Inc.
filed 2008-08-14
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At August 12, 2008, the registrant had 28,864,909 shares of common stock, $0.0001 par value, issued and outstanding, excluding 534,896 treasury shares.

NATIONSHEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$843	$1,925
Accounts receivable, net of allowances of $9,838 and $7,974, respectively	14,186	10,993
Inventory	3,814	2,557
Prepaid expenses and other current assets	2,272	1,253

Total current assets	21,115	16,728
Property and equipment, net	3,768	4,666
Customer contract intangible, net	6,219	7,755
Acquired customer lists, net	2,479	3,090
Other intangible assets, net	737	907
Goodwill	1,075	1,075
Restricted cash	1,899	1,899
Other assets, net	1,212	1,360

Total assets	$38,504	$37,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,000	$6,314
Accrued expenses	6,364	4,553
Promissory note payable, net	—	1,478
Current portion of long-term debt	4,704	3,489
Line of credit	6,304	2,500

Total current liabilities	23,372	18,334

Long-Term Liabilities:
Convertible notes, related party, net	8,531	7,715
Long-term debt	3,594	5,376
Other long-term liabilities	1,405	1,212

Total long-term liabilities	13,530	14,303

Stockholders’ Equity:
Common stock	3	3
Additional paid-in capital	74,813	74,218
Accumulated deficit	(73,214)	(69,378)

Total stockholders’ equity	1,602	4,843

Total liabilities and stockholders’ equity	$38,504	$37,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenue:
Net product sales	$16,341	$10,201	$31,339	$21,276
Service revenue	8,315	6,824	16,808	14,502

	24,656	17,025	48,147	35,778

Cost of product sales	9,474	3,990	17,252	8,388
Cost of services	2,481	2,395	5,641	6,131

Gross Profit	12,701	10,640	25,254	21,259

Operating Expenses:
Patient acquisition and related costs	537	683	1,056	1,418
Patient service and fulfillment	3,378	2,141	6,650	4,364
General and administrative	5,511	5,325	12,178	11,199
Provision for doubtful accounts	1,084	528	2,054	1,263
Depreciation and amortization	1,348	1,477	3,111	2,854
Restructuring costs	1,507	—	1,507	—

	13,365	10,154	26,556	21,098

Income (Loss) from Operations	(664)	486	(1,302)	161

Other Expense:
Interest expense , related party	(745)	(668)	(1,470)	(1,318)
Other interest expense, net	(532)	(342)	(1,063)	(555)

	(1,277)	(1,010)	(2,533)	(1,873)

Net Loss	$(1,941)	$(524)	$(3,835)	$(1,712)

Loss per share — basic and diluted	$(0.07)	$(0.02)	$(0.13)	$(0.06)

Weighted average shares outstanding — basic and diluted	28,819	28,080	28,910	28,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(3,835)	$(1,712)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Provision for doubtful accounts	2,054	1,263
Provision for sales allowances and returns	979	547
Depreciation and amortization	3,573	3,185
Amortization of note discount and other non-cash interest charges, net	1,219	974
Stock-based compensation	664	698
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(5,956)	(3,197)
Inventory	(1,257)	82
Prepaid expenses and other assets	(665)	(561)
Increase (decrease) in:
Accounts payable and accrued expenses	1,240	(3,684)

Net cash and cash equivalents used in operating activities	(1,984)	(2,405)

Cash Flows from Investing Activities:
Asset acquisitions	—	(2,686)
Acquisition of property and equipment	(747)	(515)

Net cash and cash equivalents used in investing activities	(747)	(3,201)

Cash Flows from Financing Activities:
Net draws on line of credit	3,804	—
Draws on term loan	—	4,151
Principal payments on long-term debt	(567)	(117)
Payment of promissory note	(1,500)	—
Deposit of restricted cash under credit facility	—	(1,500)
Repurchases of common stock	(69)	(16)
Payment of debt issuance costs	(19)	—

Net cash and cash equivalents provided by financing activities	1,649	2,518

Net Decrease in Cash and Cash Equivalents	(1,082)	(3,088)
Cash and Cash Equivalents, Beginning of Period	1,925	4,224

Cash and Cash Equivalents, End of Period	$843	$1,136

Non-cash Investing and Financing Activities:
Property and equipment acquired under capital leases	$—	$2,170

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
The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 that was filed with the SEC on March 28, 2008. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of annual results.
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
Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to other third party payors or directly to patients. Revenue received directly from Medicare, which relates to the Company’s Medical Products segment, represented approximately 30% and 35% of total revenue for the three months ended June 30, 2008 and 2007, respectively, and approximately 30% and 38% of total revenue for the six months ended June 30, 2008 and 2007, respectively.
Revenue related to the Company’s Insurance Services segment is recognized when earned as the services are performed and is presented in the accompanying condensed consolidated statements of operations as service revenue. The direct costs of providing contracted services are shown as cost of services in arriving at gross profit. Revenue from Connecticut General Life Insurance Company (“CIGNA”), which is included in the Company’s Insurance Services segment, represented approximately 33% and 40% of total revenue for the three months ended June 30, 2008 and 2007, respectively, and approximately 34% and 38% of total revenue for the six months ended June 30, 2008 and 2007, respectively.

3. CIGNA AGREEMENT
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
Pursuant to the Second Amendment, and through an anticipated transition date of the end of the first quarter of 2009 (the “Transition Date”), the Company will continue to provide CIGNA the same member service activities and selected marketing and enrollment services it currently provides (the “Pre-Transition Services”) in connection with CIGNA’s Medicare Rx Medicare Part D Prescription Drug Plans. Following the Transition Date, the Company will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service (collectively, the “Post-Transition Services”), but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, compensation related to the Pre-Transition Services will be reduced by $400,000 per month for the period November 2008 through the Transition Date, the impact of which is being recognized over the period May 2008 through the Transition Date. Furthermore, the compensation related to the Post-Transition Services will be reduced to reflect the reduction in overall services that the Company will provide to CIGNA.
As a result of the Second Amendment, the Company was relieved of certain obligations related to the 2006 plan year, pursuant to which the Company recognized incremental insurance services revenue of $500,000 during the quarter ended June 30, 2008. Additionally, in connection with the extension of the term of the agreement, the amortization period of the related CIGNA contract intangible asset was extended an additional 33 months, through September 30, 2012. The effect of the change in amortization period was to decrease amortization expense and net loss by approximately $400,000 for the three and six months ended June 30, 2008 and decrease net loss per share for the three and six months ended June 30, 2008 by $0.01 and $0.02, respectively.
4. CREDIT FACILITY
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

The credit facility is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA, as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum liquidity, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of June 30, 2008, the rate under the line of credit was 8.25% per annum, the outstanding balance under the line of credit was approximately $6,304,000, and the unused portion available thereunder was approximately $3,696,000.
As required under the Third Amended and Restated Credit Agreement, on April 11, 2007, $1,500,000 of proceeds from the Term Loan were funded into a restricted deposit account to serve as collateral for the facility. The remainder of the Term Loan was restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets. Through June 30, 2008, an additional $5,289,000 had been drawn on the Term Loan for such purposes. Pursuant to the Third Amended and Restated Credit Agreement, payment of the principal balance outstanding under the Term Loan was to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008. The February 1, 2008, amendment to the Third Amended and Restated Credit Agreement deferred the due dates of the installment payments under the Term Loan through June 30, 2008. As of June 30, 2008, the rate under the Term Loan was 9.75% per annum and the total balance outstanding under the Term Loan was approximately $6,555,000. As of June 30, 2008, the Company was in compliance with all applicable financial covenants under the credit facility.
In connection with the Third Amended and Restated Credit Agreement, the Company entered into a Second Amended and Restated Equity Participation Fee Agreement with the lender. Pursuant to this agreement, the Company agreed to pay a fixed equity participation fee of $1,375,000 at the maturity date or on earlier termination of the credit facility. In connection with the February 1, 2008 amendment to the Third Amended and Restated Credit Agreement, the amount of the equity participation fee was revised to $1,575,000. As of June 30, 2008, the Company had accrued approximately $891,000 related to the equity participation fee as additional interest expense.
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
The Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%, payable monthly. The Notes are secured by substantially all the Company’s assets, but are subordinated to the credit facility (see Note 4). The Notes may be subordinated to future indebtedness not to exceed $20,000,000 in the aggregate, or, if the Company achieves certain performance criteria, $25,000,000. The Holders may convert the Notes into shares of the Company’s common stock at a conversion price of $6.56 per share, subject to certain anti-dilution provisions. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by the Company. Through June 30, 2008, no events have occurred that would trigger adjustments for anti-dilution.

The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction. If Notes are redeemed at the option of the Company, other than upon a change of control transaction, the Holders may elect to receive either (i) the principal and unpaid interest (the “Par Redemption Price”) plus warrants with the exercise price and for the number of shares for which the Notes would have been convertible into immediately prior to such redemption, or (ii) 110% of the principal amount of the Notes plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price. Through June 30, 2008, no events have occurred that would trigger any of these rights.
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
6. RESTRUCTURING COSTS
In May 2008, the Company undertook a corporate restructuring, including changes in its executive management and the elimination of approximately 40 positions company-wide. As a result of the May 2008 restructuring, a charge of approximately $1,507,000 was recognized during the quarter ended June 30, 2008, primarily for severance costs. Approximately $350,000 of the restructuring costs were paid during the quarter ended June 30, 2008 and the remaining amount of approximately $1,157,000 is included in accrued liabilities at June 30, 2008.
7. COMMITMENTS AND CONTINGENCIES
On September 4, 2007, the Company acquired all of the issued and outstanding capital stock of Diabetes Care and Education, Inc. (“DC&E”), a provider of insulin pumps, pump supplies and blood glucose monitoring equipment and supplies. The Company paid cash at closing of $2,500,000 and issued 473,933 unregistered shares of its common stock with a fair value of approximately $479,000, based upon the closing price on the date of the acquisition. The Company may also be obligated to pay additional cash consideration totaling up to $4,500,000 if revenue associated with DC&E’s operations in 2008, 2009 and 2010 exceed certain targets. Additional payments made for the acquisition of DC&E, if any, will be recorded to goodwill.
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

On April 4, 2007, Mr. Gregg partially exercised his Put Right to require the Company to purchase $750,000 of the Company’s common stock beneficially owned by Mr. Gregg, representing 500,000 shares based on the closing price of $1.50 per share on the trading day prior to the put notice. On July 16, 2007, in connection with RGGPLS’s transfer to Mr. Gregg of 288,000 shares of the Company’s common stock, Mr. Gregg executed an acknowledgement that the proceeds from any sale by him of the 288,000 shares in the open market or to any third party would satisfy a portion of the Company’s obligation pursuant to the Put Right.
On May 2, 2008, the Company and Mr. Gregg entered into a Settlement Agreement and General Release (the “Settlement Agreement”). Through May 2, 2008, Mr. Gregg had sold 275,880 shares for total proceeds of approximately $201,000. Under the terms of the Settlement Agreement, the Company agreed to pay Mr. Gregg the $213,000 shortfall related to his sales of the RGGPLS-transferred shares and purchase or arrange for the sale of the remaining 224,120 shares from the April 2007 put on or before September 1, 2008. To the extent that such shares were sold at a price less than $1.50 per share, the Company would be required to pay Mr. Gregg the shortfall amount. Pursuant to the Settlement Agreement and subject to compliance by the Company of its obligations under the Settlement Agreement, Mr. Gregg waived his right to put the remaining $2,250,000 under the Put Right.
On August 1, 2008, the Company purchased the remaining 224,120 shares from the April 2007 put for approximately $43,000, or $0.19 per share. In accordance with the Settlement Agreement, the Company is to pay the remaining shortfall amount of approximately $294,000 to Mr. Gregg in monthly installments of $40,000, beginning on August 1, 2008.
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
Revenues and segment profit (loss) for the Company’s reportable segments for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Medical Products	$16,341	$10,201	$31,339	$21,276
Insurance Services	8,315	6,824	16,808	14,502

Consolidated revenue	$24,656	$17,025	$48,147	$35,778

Segment profit (loss):
Medical Products	$(81)	$1,492	$20	$3,093
Insurance Services (1)	4,594	2,689	8,208	4,778
Unallocated amounts:
Restructuring costs	(1,507)	—	(1,507)	—
Other corporate expenses	(3,670)	(3,695)	(8,023)	(7,710)

Consolidated income (loss) from operations	$(664)	$486	$(1,302)	$161

(1)	Segment profit for Insurance Services for the three and six month periods ended June 30, 2008 includes a gain of $500,000 realized pursuant to the CIGNA Second Amendment (See Note 3).

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
The following factors, among others, create risks and uncertainties that could affect our future or other performance:
•	Our ability to successfully maintain our Insurance Services segment
•	Competitive bidding for durable medical equipment (DME) and supplies
•	Reduction in reimbursement rates by Medicare for DME and supplies
•	Increases in the costs of medical products dispensed
•	Our history of operating losses and the possibility that we will incur significant additional operating losses
•	Our ability to raise the capital that we will need to sustain our operations
•	Our ability to attract new patients and retain existing patients
•	Identification of, and competition for, growth and expansion opportunities
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
As of June 30, 2008, we were engaged in two reportable business segments: Medical Products and Insurance Services. Additional information regarding our business segments can be found in Note 8 of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Medical Products Segment
We distribute medical equipment and supplies and dispense physician-prescribed medications nationally from our licensed pharmacy in the State of Florida. We currently provide home delivery of diabetes related supplies, prescription medications, and other medical products. These products are generally covered under Medicare Part B, Medicare Part D, state Medicaid programs or through managed care organizations. As of June 30, 2008, we had approximately 77,000 patients to whom we or Diabetes Care and Education, Inc., which we acquired via stock acquisition in September 2007, have shipped medical products and supplies in the last 15 months and that have not cancelled our service.
The Federal Medicare program provides reimbursement to its beneficiaries for a number of products under Medicare’s Part B or Part D coverages. Products covered under Part B include, among other items, supplies used to treat diabetes and ostomy, and Part D covers self-administered prescription drugs. Medicare Part B pays us 80% of the Medicare allowable fees for these products after the beneficiary has satisfied his or her annual deductible amount, and we bill the remaining balance to either third party payors, such as a patient’s supplemental insurance carrier, or, where permitted, directly to the patient. We accept assignments of Medicare benefits, ship supplies and medications to patients and bill and receive payments from Medicare and certain private insurers on behalf of patients (and bill patients or their supplemental insurers for any co-payment and/or deductible). Revenue from Medicare, which relates to our Medical Products segment, represented approximately 30% and 35% of total revenue for the three months ended June 30, 2008 and 2007, respectively, and approximately 30% and 38% of total revenue for the six months ended June 30, 2008 and 2007, respectively.
On September 4, 2007, we acquired all of the issued and outstanding capital stock of Diabetes Care and Education, Inc. (DC&E). DC&E is a provider of insulin pumps, pump supplies and blood glucose monitoring equipment and supplies. DC&E also offers diabetes education to individuals through its American Diabetes Association recognized education programs. This acquisition was made as part of our strategy to add customers and expand product offerings that are complimentary to our diabetes supplies business, and DC&E has become a part of our Medical Products segment.
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

On May 26, 2006, our agreement with CIGNA was amended and restated. This amended and restated agreement modified the compensation terms to provide for a predictable service fee arrangement starting with the 2007 plan year and continuing through December 31, 2009. Under the amended and restated agreement, we continue to provide CIGNA with certain member service activities and, at the option of CIGNA, selected marketing and enrollment services. Furthermore, under the amended and restated agreement, we may provide services, such as education, marketing, enrollment and member service, to other Medicare Part D insurers and CIGNA may use other vendors to provide them with services for their Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if they do not meet specified thresholds of enrollees we service. As permitted under the amended and restated agreement, we provide plan marketing, enrollment and advisory services to other Medicare prescription drug and benefit providers, as well as to CIGNA. Revenue from CIGNA represented approximately 33% and 40% of our total revenue for the three months ended June 30, 2008 and 2007, respectively, and approximately 34% and 38% of our total revenue for the six months ended June 30, 2008 and 2007, respectively.
On May 1, 2008, we entered into a second amended and restated preferred vendor agreement with CIGNA that extended the term of the agreement through September 30, 2012 and automatically renews for additional one-year periods thereafter. Pursuant to the second amended and restated agreement, we will continue to provide CIGNA the same member service activities and selected marketing and enrollment services that we currently provide in connection with CIGNA’s Medicare Part D Prescription Drug Plans through an anticipated transition date of the end of the first quarter of 2009 (the “Transition Date”). Following the Transition Date, we will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service (collectively, the “Post-Transition Services”), but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, compensation related to the services we currently provide will be reduced by $400,000 per month for the period November 2008 through the Transition Date, the impact of which is being recognized over the period May 2008 through the Transition Date. Furthermore, the compensation related to the Post-Transition Services will be reduced to reflect the reduction in overall services that we will provide to CIGNA.
Critical Accounting Policies
In our Annual Report on Form 10-K for the year ended December 31, 2007, our critical accounting policies and estimates were identified as those relating to revenue recognition and accounts receivable, allowances for doubtful accounts, and patient acquisition and related costs. We reviewed our policies and determined that there have been no significant changes to our critical accounting policies for the quarter ended June 30, 2008.

Results of Operations
The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenue for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
Revenue:
Net product sales	$16,341	66.3%	$10,201	59.9%	$31,339	65.1%	$21,276	59.5%
Service revenue	8,315	33.7	6,824	40.1	16,808	34.9	14,502	40.5

	24,656	100.0	17,025	100.0	48,147	100.0	35,778	100.0

Cost of product sales	9,474	38.4	3,990	23.4	17,252	35.8	8,388	23.5
Cost of services	2,481	10.1	2,395	14.1	5,641	11.7	6,131	17.1

Gross Profit	12,701	51.5	10,640	62.5	25,254	52.5	21,259	59.4

Operating Expenses:
Patient acquisition and related costs	537	2.2	683	4.0	1,056	2.2	1,418	4.0
Patient service and fulfillment	3,378	13.7	2,141	12.6	6,650	13.8	4,364	12.2
General and administrative	5,511	22.4	5,325	31.3	12,178	25.3	11,199	31.3
Provision for doubtful accounts	1,084	4.4	528	3.1	2,054	4.3	1,263	3.5
Depreciation and amortization	1,348	5.5	1,477	8.7	3,111	6.5	2,854	8.0
Restructuring costs	1,507	6.1	—	—	1,507	3.1	—	—

	13,365	54.2	10,154	59.6	26,556	55.2	21,098	59.0

Income (Loss) from Operations	(664)	(2.7)	486	2.9	(1,302)	(2.7)	161	0.4

Other expense, net	(1,277)	(5.2)	(1,010)	(5.9)	(2,533)	(5.3)	(1,873)	(5.2)

Net loss	$(1,941)	(7.9%)	$(524)	(3.1%)	$(3,835)	(8.0%)	$(1,712)	(4.8%)

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenue. Total revenue increased approximately $7.7 million, or 45%, to $24.7 million for the three months ended June 30, 2008, from $17.0 million for the same period in 2007. Service revenue from our Insurance Services segment increased approximately $1.5 million, or 22%, to $8.3 million for the three months ended June 30, 2008, compared to $6.8 million for the same period in 2007. The increase in service revenue is primarily related to increased enrollment in CIGNA’s Medicare Part D Plans and the recognition of $500,000 of incremental revenue from the reversal of a recorded obligation related to the 2006 plan year, offset in part by the deferral of revenue related to certain future fee reductions under our amended agreement with CIGNA.
Revenue from our Medical Products segment increased approximately $6.1 million, or 60%, to $16.3 million for the three months ended June 30, 2008, from $10.2 million for the same period in 2007. This increase was primarily due to higher net sales of prescription medications and from the acquisition of DC&E on September 4, 2007.

Cost of Product Sales. Cost of product sales, which relates to our Medical Products segment, increased approximately $5.5 million, or 137%, to $9.5 million for the three months ended June 30, 2008, from $4.0 million for the same period in 2007. The increase was primarily related to higher sales of prescription medications, as well as pump supplies and diabetes supplies sales through DC&E, as discussed above. Gross margins on product sales were 42.0% in the second quarter of 2008, compared to 60.9% in the same period in 2007, primarily as a result of lower margins associated with both sales of prescription medications and the DC&E operations.
Cost of Services. Cost of services, which relates to our Insurance Services segment, consists of the direct costs of providing services to Medicare plan providers for their Medicare insurance programs. Cost of services increased approximately $0.1 million, or 4%, to approximately $2.5 million for the three months ended June 30, 2008, compared to approximately $2.4 million for the same period in 2007, primarily related to increased enrollment in CIGNA’s Medicare Part D Plans, partially offset by efficiencies achieved in servicing Medicare plan enrollees.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin was 51.5% for the three months ended June 30, 2008, compared to 62.5% for the same period in 2007, due to the factors discussed above.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $0.2 million, or 21%, to $0.5 million for the three months ended June 30, 2008, from $0.7 million for the same period in 2007. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and sales payroll related to our Medical Products segment. As a percentage of net product sales, patient acquisition and related costs were 3.3% for the three months ended June 30, 2008, compared to 6.7% for the same period in 2007.
Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses, which relate to our Medical Products segment, consist primarily of costs to service our existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs, and are classified as operating expenses as they are not a direct cost of products sold. Patient service and fulfillment increased approximately $1.3 million, or 58%, to $3.4 million for the three months ended June 30, 2008, from $2.1 million for the same period in 2007, primarily from higher payroll related to our acquisition of DC&E. As a percentage of net product sales, patient service and fulfillment expenses were 20.7% for the three months ended June 30, 2008, compared to 21.0% for the same period in 2007.
General and Administrative Expenses. General and administrative expenses increased approximately $0.2 million, or 3%, to $5.5 million for the three months ended June 30, 2008, from $5.3 million for the same period in 2007. The increase in general and administrative expenses was primarily due to higher corporate payroll and higher overhead related to the DC&E operations, partially offset by lower professional fees. As a percentage of total revenue, general and administrative expenses were 22.4% for the three months ended June 30, 2008, compared to 31.3% for the same period in 2007.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, increased approximately $0.6 million, or 105%, to $1.1 million for the three months ended June 30, 2008, from $0.5 million for the same period in 2007. The increase in the provision for doubtful accounts is primarily related to the increase in net product sales. For the three months ended June 30, 2008, the provision represented 6.6% of net product sales, compared to 5.2% for the same period in 2007.
Depreciation and Amortization. Depreciation and amortization decreased approximately $0.2 million, or 9%, to $1.3 million for the three months ended June 30, 2008, from $1.5 million for the same period in 2007. The decrease in depreciation and amortization was primarily due to decreased amortization of our CIGNA contract intangible as a result of the amendment of our agreement with CIGNA pursuant to which the amortization period was extended an additional 33 months, partially offset by higher depreciation and amortization of assets acquired, including equipment, software, acquired customer lists and other intangible assets.

Restructuring costs. In May 2008, we undertook a corporate restructuring, including changes in our executive management and the elimination of approximately 40 positions company-wide. As a result of this restructuring, we recorded a charge of approximately $1.5 million, primarily for severance costs, during the quarter ended June 30, 2008.
Other Expense, net. Other expense, net, which is almost entirely comprised of interest expense, increased approximately $0.3 million, or 26%, to approximately $1.3 million for the three months ended June 30, 2008, from $1.0 million for the same period in 2007. The increase was primarily due to the interest incurred on amounts outstanding under the term loan originated in April 2007 and interest incurred under capital leases entered into during 2007.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenue. Total revenue increased approximately $12.3 million, or 35%, to $48.1 million for the six months ended June 30, 2008, from $35.8 million for the same period in 2007. Service revenue from our Insurance Services segment increased approximately $2.3 million, or 16%, to $16.8 million for the six months ended June 30, 2008, compared to $14.5 million for the same period in 2007. The increase in service revenue is primarily related to increased enrollment in CIGNA’s Medicare Part D Plans and the recognition of $500,000 of incremental revenue from the reversal of a recorded obligation related to the 2006 plan year, offset in part by the deferral of revenue related to certain future fee reductions under our amended agreement with CIGNA.
Revenue from our Medical Products segment increased approximately $10.0 million, or 47%, to $31.3 million for the six months ended June 30, 2008, from $21.3 million for the same period in 2007. This increase was primarily due to higher net sales of prescription medications and from the acquisition of DC&E on September 4, 2007, partially offset by lower net sales of diabetes supplies due to the termination of our contract with Kmart in the first quarter of 2007.
Cost of Product Sales. Cost of product sales, which relates to our Medical Products segment, increased approximately $8.9 million, or 106%, to $17.3 million for the six months ended June 30, 2008, from $8.4 million for the same period in 2007. The increase was primarily related to higher sales of prescription medications, as well as pump supplies and diabetes supplies sales through DC&E, as discussed above. Gross margins on product sales were 45.0% for the six months ended June 30, 2008, compared to 60.6% in the same period in 2007, primarily as a result of lower margins associated with both sales of prescription medications and the DC&E operations.
Cost of Services. Cost of services, which relates to our Insurance Services segment, consists of the direct costs of providing services to Medicare plan providers for their Medicare insurance programs. Cost of services decreased approximately $0.5 million, or 8%, to approximately $5.6 million for the six months ended June 30, 2008, compared to approximately $6.1 million for the same period in 2007, primarily related to efficiencies achieved in servicing Medicare plan enrollees, partially offset by increased enrollment in CIGNA’s Medicare Part D Plans.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin was 52.5% for the six months ended June 30, 2008, compared to 59.4% for the same period in 2007, due to the factors discussed above.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $0.3 million, or 26%, to $1.1 million for the six months ended June 30, 2008, from $1.4 million for the same period in 2007. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and sales payroll related to our Medical Products segment. The decrease in patient acquisition and related costs primarily related to decreased spending on marketing activities. As a percentage of net product sales, patient acquisition and related costs were 3.4% for the six months ended June 30, 2008, compared to 6.7% for the same period in 2007.

Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses, which relate to our Medical Products segment, consist primarily of costs to service our existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs, and are classified as operating expenses as they are not a direct cost of products sold. Patient service and fulfillment increased approximately $2.3 million, or 52%, to $6.7 million for the six months ended June 30, 2008, from $4.4 million for the same period in 2007, primarily from higher payroll related to our acquisition of DC&E. As a percentage of net product sales, patient service and fulfillment expenses were 21.2% for the six months ended June 30, 2008, compared to 20.5% for the same period in 2007.
General and Administrative Expenses. General and administrative expenses increased approximately $1.0 million, or 9%, to $12.2 million for the six months ended June 30, 2008, from $11.2 million for the same period in 2007. The increase in general and administrative expenses was primarily due to higher corporate payroll and higher overhead related to the DC&E operations, partially offset by lower professional fees. As a percentage of total revenue, general and administrative expenses were 25.3% for the six months ended June 30, 2008, compared to 31.3% for the same period in 2007.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, increased approximately $0.8 million, or 63%, to $2.1 million for the six months ended June 30, 2008, from $1.3 million for the same period in 2007. The increase in the provision for doubtful accounts primarily related to the increase in net product sales. For the six months ended June 30, 2008, the provision represented 6.6% of net product sales, compared to 5.9% for the same period in 2007.
Depreciation and Amortization. Depreciation and amortization increased approximately $0.2 million, or 9%, to $3.1 million for the six months ended June 30, 2008, from $2.9 million for the same period in 2007. The increase in depreciation and amortization was primarily due to higher depreciation and amortization of assets acquired, including equipment, software, acquired customer lists and other intangible assets, partially offset by decreased amortization of our CIGNA contract intangible as a result of the amendment of our agreement with CIGNA pursuant to which the amortization period was extended an additional 33 months.
Restructuring costs. In May 2008, we undertook a corporate restructuring, including changes in our executive management and the elimination of approximately 40 positions company-wide. As a result of this restructuring, we recorded a charge of approximately $1.5 million, primarily for severance costs, during the quarter ended June 30, 2008.
Other Expense, net. Other expense, net, which is almost entirely comprised of interest expense, increased approximately $0.6 million, or 35%, to approximately $2.5 million for the six months ended June 30, 2008, from $1.9 million for the same period in 2007. The increase was primarily due to the interest incurred on amounts outstanding under the term loan originated in April 2007 and interest incurred under capital leases entered into during 2007.

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
Since our inception, we have used significant amounts of cash in our operations and have incurred net losses of approximately $3.8 million, $5.9 million, and $11.3 million for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006, respectively. As of June 30, 2008, we had unrestricted cash and cash equivalents of approximately $0.8 million and negative working capital of approximately $2.3 million.
For the six months ended June 30, 2008, we used approximately $2.0 million of net cash in operating activities. Our use of cash in operating activities during the six months of 2008 primarily relates to higher receivables related to our Medical Products segment.
For the six months ended June 30, 2008, we used approximately $0.7 million of net cash in investing activities primarily related to the acquisition of property and equipment to support the growth of our business and improve operational efficiency. For the six months ended June 30, 2008, financing activities provided approximately $1.6 million of net cash, primarily related to draws under our line of credit, partially offset by the repayment of a $1.5 million promissory note, as well as principal payments under capital lease obligations and our term loan.
We have a revolving line of credit in the principal amount of up to $10.0 million. The borrowing availability under the revolving line of credit, which matures on April 30, 2010, is limited by a borrowing base formula based upon our eligible receivables and inventory. As of June 30, 2008, the balance outstanding on the line was approximately $6.3 million and the unused portion available under the revolving line of credit was approximately $3.7 million.
On April 11, 2007, our credit agreement was amended and restated to, among other things, add a $7.0 million multi-draw term loan to the credit facility. On April 11, 2007, $1.5 million in proceeds from the term loan were funded into a restricted deposit account to serve as collateral for the facility as required under the amended and restated agreement. The remaining $5.5 million of the term loan was restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets. Through June 30, 2008, we had borrowed approximately $5.3 million under the term loan facility for such acquisitions and the total amount outstanding under the term loan as of June 30, 2008, was approximately $6.6 million. Payment of the principal balance outstanding under the term loan was to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008.
On February 1, 2008, our credit agreement was amended to, among other things, temporarily increase the percentage of eligible accounts receivable available under the borrowing base through the end of 2008, increase the inventory availability under the borrowing base, and defer the due dates of the installment payments under the term loan through June 30, 2008.
On March 27, 2008, the credit agreement was further amended to adjust the financial covenants to account for our actual and projected financial results. In connection with the amendment, the annual interest rate on the revolving line of credit was increased to the higher of prime plus 3% or 8.25%, and the annual interest rate on the term loan was increased to the higher of prime plus 4.5% or 9.75%, effective as of the amendment date. As of June 30, 2008, the Company was in compliance with all applicable financial covenants under the agreement.

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
On February 5, 2007, as amended on June 29, 2007 and on August 24, 2007, we entered into a lease agreement for certain telecommunications equipment and computer software. The lease, which provides for monthly payments of approximately $75,000 through July 31, 2010, is being accounted for as a capital lease. As of June 30, 2008, the related capital lease obligation totaled approximately $1.5 million.
On September 4, 2007, we acquired all of the issued and outstanding capital stock of DC&E. At closing, we paid cash of $2.5 million and issued 473,933 unregistered shares of our common stock. We may also be obligated to pay additional cash consideration totaling up to $4,500,000 if revenue associated with DC&E’s operations in 2008, 2009 and 2010 exceed certain targets.
During 2007, and again in May 2008, we implemented plans to restructure and streamline our management organization and reduce our workforce in order to increase both our cost effectiveness and profitability. We would, if considered necessary, be able to further reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages.
Off-Balance-Sheet Arrangements
As of June 30, 2008, we did not have any significant off-balance-sheet arrangements.
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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”. SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS 141. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. The provisions of SFAS No. 141(R) are effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. If we enter into material acquisitions after the effective date of the standard, SFAS 141(R) may have a material impact on our operating results, cash flows or financial position.
NASDAQ Delisting
On October 2, 2007, we were advised by the NASDAQ Listing Qualifications Department that for at least 30 consecutive business days, the closing bid price of our common stock was below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Capital Market under Marketplace Rule 4310(c)(4).
We were provided until March 31, 2008, to regain compliance with the NASDAQ Marketplace Rule 4310(c)(4), and during this time, we continued to trade on The NASDAQ Capital Market under the symbol “NHRX”. On April 1, 2008, we received a letter from The Nasdaq Stock Market indicating that we had not regained compliance during the required period and the Nasdaq staff had determined that our common stock would be delisted from The Nasdaq Capital Market. Accordingly, unless we requested an appeal of the delisting determination, Nasdaq would have suspended trading of our common stock at the open of business on April 10, 2008, and our common stock would have been delisted from The Nasdaq Capital Market. On April 4, 2008, we requested a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”) to appeal the Nasdaq staff’s determination, which temporarily stayed the delisting action pending the issuance of a decision by the Panel following the hearing. On April 29, 2008, we withdrew our request for a hearing and we received a letter from The Nasdaq Stock Market that as a result of the withdrawal of our appeal of the Nasdaq Listing Qualifications Department’s notification that we had not gained compliance with the requirements of Nasdaq Marketplace Rule 4310(c)(4), our common stock would be delisted beginning with the opening of trading of the Nasdaq Capital Market on May 1, 2008.
On May 1, 2008, our common stock became eligible for quotation on the OTC Bulletin Board (OTCBB) under the trading symbol NHRX or NHRX.OB. As required for quotation on the OTCBB, we intend to remain current in our required filings with the Securities and Exchange Commission.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We depend on the continued availability of reimbursement from federal and state healthcare programs and private insurance plans for products sold to our patients and members. Revenue from Medicare represented approximately 30%, 34%, 41% and 64% of our total revenue in the six months ended June 30, 2008 and the years 2007, 2006 and 2005, respectively. The federal regulatory authorities periodically review and adjust reimbursement amounts. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) reduced Medicare reimbursement rates for diabetic testing supplies, effective in 2005. Additionally, it is anticipated that the Medicare reimbursement rate for diabetic testing supplies will be reduced by 9.5% effective January 1, 2009. The reduction in reimbursement rates in 2005 has had a negative impact on our revenues and earnings and we expect the pending 2009 reduction to have a negative impact on our revenues and earnings. Similarly, any increase in the cost of such products would reduce our earnings unless there was a corresponding increase in Medicare reimbursement. Our revenues and earnings could also be adversely affected by the imposition of more stringent regulatory requirements for Medicare reimbursement or adjustments to previously reimbursed amounts or by changes in co-payment amounts.
Competitive bidding for DMEPOS and supplies may reduce our revenues and earnings.
The MMA required the establishment of a program for competitive bidding for certain items of DME and supplies. Under the competitive bidding program, suppliers that wish to offer certain items and services to people with Medicare will have to submit bids to Centers for Medicare and Medicaid Services (CMS), indicating the prices at which they are willing to supply these items to beneficiaries. Currently Medicare, and beneficiaries, pay for items based on a fee schedule that, in general, is based on the average payments Medicare has paid for Durable Medical Equipment Prosthetics/Orthotics and Supplies (DMEPOS) items in the past. The first round of competitive bidding was expected to be effective as of July 1, 2008 for 10 metropolitan areas (known as competitive bid areas or CBAs). CMS has also proposed a national competitive bid for mail order diabetic supplies currently anticipated to be implemented in 2012. On July 15, 2008, legislation was passed that delayed competitive bidding for round 1, terminated the existing contracts awarded for round 1 of competitive bidding and required that the contracting process be restarted for round 1 in 2009. To offset the delay in the effective date of competitive bidding, all product categories in round 1, including mail order diabetic supplies, will be subject to a 9.5% reduction in Medicare reimbursement effective January 1, 2009.
Competitive bidding will likely affect the mail order diabetic supply market in two ways. First, the amount reimbursed by Medicare for mail order diabetic supplies will be reduced. Second, the number of suppliers will be reduced due to the competitive bid process, as CMS will award contracts only to those suppliers who meet the applicable bidding and qualitative criteria. Our operating results will be impacted by the 9.5% reduction in Medicare reimbursement for mail order diabetic supplies, and will be impacted if our bid is not selected for national competitive bidding related to mail order diabetic supplies.

Certain executive officers have rights under employment agreements that could require us to make substantial payments to them.
We have employment agreements with our Chief Executive Officer, Glenn M. Parker, M.D., and our Executive Vice President of Corporate Development, Lewis P. Stone, and, prior to December 16, 2005, with Robert Gregg, who served as our Chief Operating Officer until October 5, 2005. These employment agreements provide that if we or the key person terminate employment in several specified events, that key person has the right to cause us to repurchase a number of shares of our common stock owned by the key person with a value of up to $3,000,000 based on then current market prices. Alternatively, we may elect to sell these shares of common stock to third parties or to register the resale of these shares. In the event a sale or registration results in proceeds less than the key person is to receive related to their right to sell, then we shall pay to the key person the difference between the requested dollar amount and the proceeds of the sale. The occurrence of either of these events could materially and adversely affect us as it may require us to make large cash payments to these individuals, thus reducing the amount of cash available to us. The employment agreement with Dr. Parker also provides for severance payments equal to two times his current salary in the event of his termination by us or by him for “good reason.”
On December 16, 2005, we entered into a Separation Agreement and General Release with Mr. Gregg terminating his employment as of that date. In addition to severance payments of $1.15 million, the separation agreement affirmed Mr. Gregg’s ability to exercise his put right under his employment agreement to request that we arrange for the purchase by a third party of up to $3,000,000 worth of NationsHealth common stock from Mr. Gregg. Mr. Gregg had the right to require us to purchase up to $3,000,000 worth of his NationsHealth common stock held by RGGPLS LLC (“RGGPLS”), the controlling stockholder of NationsHealth, on Mr. Gregg’s behalf, provided that we were not required to purchase more than $1,500,000 worth of such common stock in any calendar year. In lieu of a cash payment, we had the option to register such common stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended or to sell such common stock pursuant to an exemption from the registration requirements under the Act.
On April 4, 2007, Mr. Gregg partially exercised his put right to require us to purchase $750,000 of our common stock beneficially owned by Mr. Gregg, representing 500,000 shares based on the closing price of $1.50 per share on the trading day prior to the put notice. On July 16, 2007, in connection with RGGPLS’s transfer to Mr. Gregg of 288,000 shares of our common stock, Mr. Gregg executed an acknowledgement that the proceeds from any sale by him of the 288,000 shares in the open market or to any third party would satisfy a portion of our obligation pursuant to the put right.
On May 2, 2008, we and Mr. Gregg entered into a Settlement Agreement and General Release. Through May 2, 2008, Mr. Gregg had sold 275,880 shares for total proceeds of approximately $201,000. Under the terms of the Settlement Agreement, we agreed to pay Mr. Gregg the $213,000 shortfall related to his sales of the RGGPLS-transferred shares and purchase or arrange for the sale of the remaining 224,120 shares from the April 2007 put on or before September 1, 2008. To the extent that such shares were sold at a price less than $1.50 per share, we would be required to pay Mr. Gregg the shortfall amount. Pursuant to the Settlement Agreement and subject to compliance by us of our obligations under the Settlement Agreement, Mr. Gregg waived his right to put the remaining $2,250,000 under the Put Right.
On August 1, 2008, the Company purchased the remaining 224,120 shares from the April 2007 put for approximately $43,000, or $0.19 per share. In accordance with the Settlement Agreement, the Company is to pay the remaining shortfall amount of approximately $294,000 to Mr. Gregg in monthly installments of $40,000, beginning on August 1, 2008.

Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of the stockholders of NationsHealth, Inc. held on June 26, 2008, stockholders voted to elect four Class I directors to serve until the 2011 Annual Meeting of Stockholders, as follows:

	For	Against	Withheld

Gary D. Small, D.P.M.	24,671,727	—	524,766
Michael D. Tabris	24,653,727	—	542,766
Raymond N. Steinman	24,682,027	—	514,466
Mark H. Rachesky, M.D.	24,713,277	—	483,216
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

NATIONSHEALTH, INC.
Date: August 14, 2008	By:	/s/ Glenn M. Parker
		Name:	Glenn M. Parker
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Bryan Happ
		Name:	Bryan Happ
		Title:	Chief Financial Officer (Principal Financial Officer)

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit
No.	Description

10.69 *	Second Amended and Restated Preferred Vendor Agreement By and Among Connecticut General Life Insurance Company and United States Pharmaceutical Group, LLC and NationsHealth, Inc. as of May 1, 2008.

10.70
Sixth Amendment to Third Amended and Restated Revolving Credit, Term Loan and Security Agreement, among United States Pharmaceutical Group, L.L.C., NationsHealth, Holdings, L.L.C., NationsHealth, Inc., Diabetes Care and Education, Inc. and CapitalSource Finance LLC, dated as of May 14, 2008.

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