Form 10-Q
period 2008-09-30
NationsHealth, Inc.
filed 2008-11-14
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At November 12, 2008, the registrant had 28,551,805 shares of common stock, $0.0001 par value, issued and outstanding, excluding 837,926 treasury shares.

NATIONSHEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,578	$1,925
Accounts receivable, net of allowances of $10,775 and $7,974, respectively	15,526	10,993
Inventory	3,227	2,557
Prepaid expenses and other current assets	2,463	1,253

Total current assets	22,794	16,728
Property and equipment, net	3,558	4,666
Customer contract intangible, net	5,853	7,755
Acquired customer lists, net	2,246	3,090
Other intangible assets, net	652	907
Goodwill	1,075	1,075
Restricted cash	1,899	1,899
Other assets, net	1,142	1,360

Total assets	$39,219	$37,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,071	$6,314
Accrued expenses	8,089	4,553
Promissory note payable, net	—	1,478
Current portion of long-term debt	6,024	3,489
Line of credit	8,215	2,500
Convertible notes, related party, net	8,972	—

Total current liabilities	36,371	18,334

Long-Term Liabilities:
Convertible notes, related party, net	—	7,715
Long-term debt	844	5,376
Other long-term liabilities	527	1,212

Total long-term liabilities	1,371	14,303

Stockholders’ Equity:
Common stock	3	3
Additional paid-in capital	75,174	74,218
Accumulated deficit	(73,700)	(69,378)

Total stockholders’ equity	1,477	4,843

Total liabilities and stockholders’ equity	$39,219	$37,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenue:
Net product sales	$17,522	$10,728	$48,861	$32,003
Service revenue	7,755	7,447	24,564	21,949

	25,277	18,175	73,425	53,952
Cost of product sales	10,226	5,140	27,479	13,527
Cost of services	2,551	2,565	8,192	8,696

Gross Profit	12,500	10,470	37,754	31,729

Operating Expenses:
Patient acquisition and related costs	523	1,242	1,580	2,661
Patient service and fulfillment	3,531	2,340	10,182	6,708
General and administrative	5,215	7,898	17,392	19,093
Provision for doubtful accounts	880	226	2,933	1,489
Depreciation and amortization	1,050	1,717	4,161	4,571
Restructuring costs	426	—	1,933	—
Gain on sale of business line	—	(338)	—	(338)

	11,625	13,085	38,181	34,184

Income (Loss) from Operations	875	(2,615)	(427)	(2,455)

Other Expense:
Interest expense, related party	(767)	(685)	(2,237)	(2,003)
Other interest expense, net	(594)	(471)	(1,658)	(1,026)

	(1,361)	(1,156)	(3,895)	(3,029)

Net Loss	$(486)	$(3,771)	$(4,322)	$(5,484)

Loss per share — basic and diluted	$(0.02)	$(0.13)	$(0.15)	$(0.19)

Weighted average shares outstanding — basic and diluted	28,730	28,314	28,850	28,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(4,322)	$(5,484)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Provision for doubtful accounts	2,933	1,489
Provision for sales allowances and returns	1,432	746
Depreciation and amortization	4,904	5,089
Amortization of note discount and other non-cash interest charges, net	1,855	1,533
Stock-based compensation	1,115	2,627
Gain on sale of business line	—	(338)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(8,482)	(4,760)
Inventory	(670)	(563)
Prepaid expenses and other assets	(878)	(604)
Increase (decrease) in:
Accounts payable and accrued expenses	874	(2,229)

Net cash and cash equivalents used in operating activities	(1,239)	(2,494)

Cash Flows from Investing Activities:
Asset acquisitions	—	(2,803)
Acquisition of Diabetes Care and Education, Inc., net of cash acquired	—	(2,494)
Acquisition of property and equipment	(1,164)	(787)

Net cash and cash equivalents used in investing activities	(1,164)	(6,084)

Cash Flows from Financing Activities:
Net draws on line of credit	5,715	—
Draws on term loan	—	6,768
Principal payments on long-term debt	(2,027)	(245)
Payment of promissory note	(1,500)	—
Deposit of restricted cash under credit facility	—	(1,500)
Repurchases of common stock	(113)	(16)
Payment of debt issuance costs	(19)	—

Net cash and cash equivalents provided by financing activities	2,056	5,007

Net Decrease in Cash and Cash Equivalents	(347)	(3,571)
Cash and Cash Equivalents, Beginning of Period	1,925	4,224

Cash and Cash Equivalents, End of Period	$1,578	$653

Non-cash Investing and Financing Activities:

Property and equipment acquired under capital leases	$20	$2,437

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
The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 that was filed with the SEC on March 28, 2008. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of annual results.
2. LIQUIDITY CONSIDERATIONS
As of June 30, July 31, August 31 and September 30, 2008, the Company was not in compliance with all applicable financial covenants under its credit facility (see Note 5) and was thus in technical default of the credit agreement at such dates. The Company obtained a waiver of its non-compliance with the financial covenants for all such periods from its credit facility lender, which eliminated the events of default. However, the Company does not anticipate satisfying all applicable financial covenants under the credit facility for the succeeding twelve months. Accordingly, all amounts outstanding under the credit facility have been classified as a current liability in the accompanying consolidated balance sheet as of September 30, 2008. The Company’s failure to comply with the covenants under its credit facility in future periods could result in an event of default. Upon the occurrence of such an event of default, the lender could elect to declare all amounts outstanding under the credit facility immediately due and payable. As of September 30, 2008 the total balance owed under the credit facility was approximately $14,467,000. An event of default or an acceleration under the credit facility would also cause a cross-default of the Company’s $15,000,000 convertible notes (see Note 6), which could result in the acceleration of the convertible notes. Accordingly, the net balance of the convertible notes has also been classified as a current liability in the accompanying consolidated balance sheet as of September 30, 2008.
In the event of an acceleration of the Company’s credit facility, the Company’s ability to refinance its existing debt obligations will depend upon the current conditions in the credit markets, the availability of credit generally, and other factors, many of which are beyond the Company’s control. If the Company is unable to meet its debt service obligations or obtain future credit on favorable terms, if at all, the Company could be forced to restructure or refinance its indebtedness, seek additional equity capital or sell assets. However, the Company may be unable to obtain such additional financing or consummate the sale of assets on satisfactory terms, or at all. The accompanying financial statements do not include any adjustments relating to the recovery of recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

3. REVENUE RECOGNITION
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
Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to other third party payors or directly to patients. Revenue received directly from Medicare, which relates to the Company’s Medical Products segment, represented approximately 31% and 34% of total revenue for the three months ended September 30, 2008 and 2007, respectively, and approximately 31% and 37% of total revenue for the nine months ended September 30, 2008 and 2007, respectively.
Revenue related to the Company’s Insurance Services segment is recognized when earned as the services are performed and is presented in the accompanying condensed consolidated statements of operations as service revenue. The direct costs of providing contracted services are shown as cost of services in arriving at gross profit. Revenue from Connecticut General Life Insurance Company (“CIGNA”), which is included in the Company’s Insurance Services segment, represented approximately 30% and 41% of total revenue for the three months ended September 30, 2008 and 2007, respectively, and approximately 33% and 39% of total revenue for the nine months ended September 30, 2008 and 2007, respectively.
4. CIGNA AGREEMENT
On May 1, 2008, the Company entered into a Second Amended and Restated Preferred Vendor Agreement with CIGNA (the “Second Amendment”). The Second Amendment amends and restates the amended and restated preferred vendor agreement entered into on May 26, 2006. The Second Amendment extended the term of the agreement through September 30, 2012 and automatically renews for additional one-year periods unless any party provides to the other party notice to terminate not later than July 1, 2012, or any subsequent renewal year.
Pursuant to the Second Amendment, and through an anticipated transition date of the end of the first quarter of 2009 (the “Transition Date”), the Company continues to provide CIGNA the same member service activities and selected marketing and enrollment services it has historically provided (the “Pre-Transition Services”) in connection with CIGNA’s Medicare Rx Medicare Part D Prescription Drug Plans. Following the Transition Date, the Company will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service (collectively, the “Post-Transition Services”), but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, compensation related to the Pre-Transition Services will be reduced by $400,000 per month for the period November 2008 through the Transition Date, the impact of which is being recognized over the period May 2008 through the Transition Date. Furthermore, the compensation related to the Post-Transition Services will be significantly reduced to reflect the reduction in overall services that the Company will provide to CIGNA.

As a result of the Second Amendment, the Company was relieved of certain obligations related to the 2006 plan year, pursuant to which the Company recognized incremental insurance services revenue of $500,000 during the quarter ended June 30, 2008. Additionally, in connection with the extension of the term of the agreement, the amortization period of the related CIGNA contract intangible asset was extended through September 30, 2012. The effect of the change in amortization period was a decrease in amortization expense and net loss for the three and nine months ended September 30, 2008 of approximately $600,000 and $1,000,000, respectively, and a decrease in loss per share for the three and nine months ended September 30, 2008 of $0.02 and $0.03, respectively.
5. CREDIT FACILITY
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
The credit facility is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA, as defined in the credit agreement, and certain financial ratios, as well as minimum cash collections of accounts receivable and minimum liquidity, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of September 30, 2008, the rate under the line of credit was 8.25% per annum, the outstanding balance under the line of credit was approximately $8,215,000, and the unused portion available thereunder was approximately $1,785,000.
As required under the Third Amended and Restated Credit Agreement, on April 11, 2007, $1,500,000 of proceeds from the Term Loan were funded into a restricted deposit account to serve as collateral for the facility. The remainder of the Term Loan was restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets. An additional $5,289,000 had been drawn on the Term Loan for such purposes. Pursuant to the Third Amended and Restated Credit Agreement, payment of the principal balance outstanding under the Term Loan was to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008. The February 1, 2008 amendment to the Third Amended and Restated Credit Agreement deferred the due dates of installment payments under the Term Loan through June 30, 2008. As of September 30, 2008, the rate under the Term Loan was 9.75% per annum and the total balance outstanding under the Term Loan was approximately $5,268,000.

In connection with the Third Amended and Restated Credit Agreement, the Company entered into a Second Amended and Restated Equity Participation Fee Agreement with the lender. Pursuant to this agreement, the Company agreed to pay a fixed equity participation fee of $1,375,000 at the maturity date or on earlier termination of the credit facility. In connection with the February 1, 2008 amendment to the Third Amended and Restated Credit Agreement, the amount of the equity participation fee was revised to $1,575,000. As of September 30, 2008, the Company had accrued approximately $984,000 related to the equity participation fee as additional interest expense.
As of June 30, July 31, August 31 and September 30, 2008, the Company was not in compliance with all applicable financial covenants under the credit facility. The Company obtained a waiver of its non-compliance with the financial covenants for all such periods from the credit facility lender. However, the Company does not anticipate satisfying all applicable financial covenants under the credit facility for the succeeding twelve months. Accordingly, the Company has classified all amounts outstanding under the credit facility as a current liability in the accompanying consolidated balance sheet as of September 30, 2008.
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
The Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%, payable monthly. The Notes are secured by substantially all the Company’s assets, but are subordinated to the credit facility (see Note 5). The Notes may be subordinated to future indebtedness not to exceed $20,000,000 in the aggregate, or, if the Company achieves certain performance criteria, $25,000,000. The Holders may convert the Notes into shares of the Company’s common stock at a conversion price of $6.56 per share, subject to certain anti-dilution provisions. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by the Company. Through September 30, 2008, no events have occurred that would trigger adjustments for anti-dilution.
The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction. If Notes are redeemed at the option of the Company, other than upon a change of control transaction, the Holders may elect to receive either (i) the principal and unpaid interest (the “Par Redemption Price”) plus warrants with the exercise price and for the number of shares for which the Notes would have been convertible into immediately prior to such redemption, or (ii) 110% of the principal amount of the Notes plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price. Through September 30, 2008, no events have occurred that would trigger any of these rights.

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
An event of default or acceleration under the Company’s credit facility could also cause a cross-default or cross-acceleration of the Notes. Accordingly, since the Company does not anticipate satisfying all applicable financial covenants under the credit facility for the succeeding twelve months, the Notes have been classified as a current liability in the accompanying consolidated balance sheet as of September 30, 2008.
7. RESTRUCTURING COSTS
Commencing in May 2008, the Company undertook a corporate restructuring, including changes in its executive management and the elimination of approximately 40 positions company-wide. As a result of the restructuring, charges of approximately $1,507,000 and $426,000 were recognized in the second and third quarters of 2008, respectively, primarily for severance costs. Approximately $934,000 of the restructuring costs were paid through September 30, 2008 and the remaining amount of approximately $999,000 is included in accrued expenses at September 30, 2008. (see Note 8)
8. COMMITMENTS AND CONTINGENCIES
On September 4, 2007, the Company acquired all of the issued and outstanding capital stock of Diabetes Care and Education, Inc. (“DC&E”), a provider of insulin pumps, pump supplies and blood glucose monitoring equipment and supplies. The Company paid cash at closing of $2,500,000 and issued 473,933 unregistered shares of its common stock with a fair value of approximately $479,000, based upon the closing price on the date of the acquisition. If revenue associated with DC&E’s operations exceeds certain targets in 2008, 2009 and 2010, the Company may also be obligated to pay additional cash consideration totaling $2,500,000, $1,000,000 and $1,000,000, respectively. Additional payments made for the acquisition of DC&E, if any, will be recorded to goodwill.
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
On August 1, 2008, the Company purchased the remaining 224,120 shares from the April 2007 put for approximately $43,000, or $0.19 per share. In accordance with the Settlement Agreement, the Company is paying the remaining shortfall amount to Mr. Gregg in monthly installments of $40,000. As of September 30, 2008, there was approximately $214,000 included in accrued expenses related to the remaining shortfall amount.
Lewis Stone served as President and Chief Information Officer of the Company pursuant to an employment agreement with the Company, dated as of March 9, 2004 (the “Original Stone Agreement”). As a result of the May 2008 corporate restructuring, circumstances existed to allow Mr. Stone to terminate his employment as President and Chief Information Officer of the Company for good reason, in accordance with, and as defined under, the Original Stone Agreement. However, Mr. Stone and the Company agreed that it was in the best interests of the Company and its stockholders that Mr. Stone remain with the Company in an executive capacity. Accordingly, effective May 29, 2008, the Company appointed Mr. Stone as Executive Vice President of Corporate Development. In order to effectuate the foregoing changes, on May 29, 2008, Mr. Stone and the Company entered into (i) an Amended and Restated Employment Agreement (the “Stone Amended Agreement”) and (ii) a Settlement Agreement and General Release (the “Stone Settlement Agreement”). Mr. Stone continues to serve on the Company’s Board of Directors.
Pursuant to the terms of the Stone Amended Agreement and the Stone Settlement Agreement, (i) Mr. Stone resigned as the Company’s President and Chief Information Officer effective May 29, 2008, and (ii) effective May 29, 2008, Mr. Stone began serving as Executive Vice President of Corporate Development. In accordance with the Original Stone Agreement, the Company is making payments, totaling $1,000,000 (the “Stone Severance Benefits”), to Mr. Stone, which are being paid by the Company in 20 equal semi-monthly installments through March 15, 2009. If the Company fails to pay the Stone Severance Benefits in their entirety before March 15, 2009 and Mr. Stone incurs excise taxes, penalties, or interest under Section 409A of the Internal Revenue Code, the Company will pay such excise taxes, penalties, and interest and indemnify Mr. Stone for any and all out-of-pocket costs related to such tax, penalty, or interest assessment. In the event the Company terminates Mr. Stone’s employment for other than cause, or Mr. Stone terminates his employment for good reason or because of his disability, the Company will pay, within 30 days of the date of termination, a lump-sum payment equivalent to the amount of any unpaid balance of the Stone Severance Benefits.

Similar to the Original Stone Agreement, the Stone Amended Agreement also provides that if the Company or Mr. Stone terminates employment in any of several specified events, that Mr. Stone has the right to cause the Company to repurchase a number of shares of common stock owned by Mr. Stone with a value of up to $3,000,000 based on then current market prices. Alternatively, the Company may elect to sell the shares of common stock to third parties or to register the resale of the shares. If such a sale or registration results in proceeds less than the amount Mr. Stone is to receive related to his right to sell, then the Company is required to pay to Mr. Stone the difference between the requested dollar amount and the proceeds of the sale.
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
Revenues and segment profit (loss) for the Company’s reportable segments for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Medical Products	$17,522	$10,728	$48,861	$32,003
Insurance Services	7,755	7,447	24,564	21,949

Consolidated revenue	$25,277	$18,175	$73,425	$53,952

Segment profit (loss):
Medical Products	$325	$(62)	$344	$3,031
Insurance Services (1)	4,113	2,996	12,321	7,774
Unallocated amounts:
Restructuring costs	(426)	—	(1,933)	—
Gain on sale of business line	—	338	—	338
Other corporate expenses	(3,137)	(5,887)	(11,159)	(13,598)

Consolidated income (loss) from operations	$875	$(2,615)	$(427)	$(2,455)

(1)	Segment profit for the Insurance Services segment for the nine month period ended September 30, 2008 includes a gain of $500,000 realized pursuant to the CIGNA Second Amendment (See Note 4).

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
The forward-looking statements may include statements about our:
•	Expected future operations, revenue, gross margins and expenses;

•	Available cash, credit facilities and projected cash needs;

•	Sales opportunities, strategic relationships and marketing plans;

•	Estimates of potential markets for our products and services, including the anticipated drivers for future growth; and

•	Assessment of the impact of future accounting pronouncements.
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
The following factors, among others, create risks and uncertainties that could affect our future performance:
•	Restrictions imposed on us under our debt agreements may adversely affect our ability to operate our business

•	Our ability to successfully maintain our Insurance Services segment

•	Competitive bidding for durable medical equipment (DME) and supplies

•	Reduction in reimbursement rates by Medicare for DME and supplies

•	Increases in the costs of medical products dispensed

•	Our history of operating losses and the possibility that we will incur significant additional operating losses

•	Our ability to raise the capital that we will need to sustain our operations

•	Our ability to attract new patients and retain existing patients

•	Identification of, and competition for, growth and expansion opportunities

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
As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. Other than as updated in Part II, Item 1A herein, these risks and uncertainties are discussed in more detail in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
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
As of September 30, 2008, we were engaged in two reportable business segments: Medical Products and Insurance Services. Additional information regarding our business segments can be found in Note 9 of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Medical Products Segment
We distribute medical equipment and supplies and dispense physician-prescribed medications nationally from our licensed pharmacy in the State of Florida. We currently provide home delivery of diabetes related supplies, prescription medications, and other medical products. These products are generally covered under Medicare Part B, Medicare Part D, state Medicaid programs or through managed care organizations. As of September 30, 2008, we had approximately 79,000 patients to whom we or Diabetes Care and Education, Inc., which we acquired via stock acquisition in September 2007, have shipped medical products and supplies in the last 15 months and have not cancelled our service.
The Federal Medicare program provides reimbursement to its beneficiaries for a number of products under Medicare’s Part B or Part D coverages. Products covered under Part B include, among other items, supplies used to treat diabetes and ostomy, and Part D covers self-administered prescription drugs. Medicare Part B pays us 80% of the Medicare allowable fees for covered products after the beneficiary has satisfied his or her annual deductible amount, and we bill the remaining balance to either third party payors, such as a patient’s supplemental insurance carrier, or, where permitted, directly to the patient. We accept assignments of Medicare benefits, ship supplies and medications to patients and bill and receive payments from Medicare and certain private insurers on behalf of patients (and bill patients or their supplemental insurers for any co-payment and/or deductible). Revenue from Medicare, which relates to our Medical Products segment, represented approximately 31% and 34% of total revenue for the three months ended September 30, 2008 and 2007, respectively, and approximately 31% and 37% of total revenue for the nine months ended September 30, 2008 and 2007, respectively.
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

On May 26, 2006, our agreement with CIGNA was amended and restated. This amended and restated agreement modified the compensation terms to provide for a predictable service fee arrangement starting with the 2007 plan year and continuing through December 31, 2009. Under the amended and restated agreement, we continued to provide CIGNA with certain member service activities and, at the option of CIGNA, selected marketing and enrollment services. Furthermore, under the amended and restated agreement, we may provide services, such as education, marketing, enrollment and member service, to other Medicare Part D insurers and CIGNA may use other vendors to provide them with services for their Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if they do not meet specified thresholds of enrollees we service. As permitted under the amended and restated agreement, we provide plan marketing, enrollment and advisory services to other Medicare prescription drug and benefit providers, as well as to CIGNA. Revenue from CIGNA represented approximately 30% and 41% of our total revenue for the three months ended September 30, 2008 and 2007, respectively, and approximately 33% and 39% of our total revenue for the nine months ended September 30, 2008 and 2007, respectively.
On May 1, 2008, we entered into a second amended and restated preferred vendor agreement with CIGNA that extended the term of the agreement through September 30, 2012 and automatically renews for additional one-year periods thereafter unless either party provides to the other party notice to terminate not later than July 1 of 2012, or any subsequent renewal year. Pursuant to the second amended and restated agreement, we will continue to provide CIGNA the same member service activities and selected marketing and enrollment services that we have historically provided (the “Pre-Transition Services”) in connection with CIGNA’s Medicare Part D Prescription Drug Plans through an anticipated transition date of the end of the first quarter of 2009 (the “Transition Date”). Following the Transition Date, we will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service (collectively, the “Post-Transition Services”), but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, compensation related to the Pre-Transition Services will be reduced by $400,000 per month for the period November 2008 through the Transition Date, the impact of which is being recognized over the period May 2008 through the Transition Date. Furthermore, the compensation related to the Post-Transition Services will be significantly reduced to reflect the reduction in overall services that we will provide to CIGNA.
Critical Accounting Policies
In our Annual Report on Form 10-K for the year ended December 31, 2007, our critical accounting policies and estimates were identified as those relating to revenue recognition and accounts receivable, allowances for doubtful accounts, and patient acquisition and related costs. We reviewed our policies and determined that there have been no significant changes to our critical accounting policies for the quarter ended September 30, 2008.

Results of Operations
The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenue for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine months Ended September 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
Revenue:
Net product sales	$17,522	69.3%	$10,728	59.0%	$48,861	66.5%	$32,003	59.3%
Service revenue	7,755	30.7	7,447	41.0	24,564	33.5	21,949	40.7

	25,277	100.0	18,175	100.0	73,425	100.0	53,952	100.0

Cost of product sales	10,226	40.5	5,140	28.3	27,479	37.4	13,527	25.1
Cost of services	2,551	10.1	2,565	14.1	8,192	11.2	8,696	16.1

Gross Profit	12,500	49.5	10,470	57.6	37,754	51.4	31,729	58.8

Operating Expenses:
Patient acquisition and related costs	523	2.1	1,242	6.8	1,580	2.2	2,661	4.9
Patient service and fulfillment	3,531	14.0	2,340	12.9	10,182	13.9	6,708	12.4
General and administrative	5,215	20.6	7,898	43.5	17,392	23.7	19,093	35.4
Provision for doubtful accounts	880	3.5	226	1.2	2,933	4.0	1,489	2.8
Depreciation and amortization	1,050	4.2	1,717	9.4	4,161	5.7	4,571	8.5
Gain on sale of business line	—	—	(338)	(1.9)	—	—	(338)	(0.6)
Restructuring costs	426	1.7	—	—	1,933	2.6	—	—

	11,625	46.0	13,085	72.0	38,181	52.0	34,184	63.4

Income (Loss) from Operations	875	3.5	(2,615)	(14.4)	(427)	(0.6)	(2,455)	(4.6)

Other expense, net	(1,361)	(5.4)	(1,156)	(6.4)	(3,895)	(5.3)	(3,029)	(5.6)

Net loss	($486)	(1.9%)	($3,771)	(20.7%)	($4,322)	(5.9%)	($5,484)	(10.2%)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenue. Total revenue increased approximately $7.1 million, or 39%, to $25.3 million for the three months ended September 30, 2008, from $18.2 million for the same period in 2007. Service revenue from our Insurance Services segment increased approximately $0.4 million, or 4%, to $7.8 million for the three months ended September 30, 2008, compared to $7.4 million for the same period in 2007. The increase in service revenue is primarily related to increased enrollment in CIGNA’s Medicare Part D Plans and revenue from expanded services to CIGNA, partially offset by the deferral of revenue related to certain future fee reductions under our amended agreement with CIGNA. As a result of reduced revenue from CIGNA related to the reduction in compensation from the Post-Transition Services that we will provide to CIGNA, we expect our service revenue to decline significantly beginning in the second quarter of 2009.

Revenue from our Medical Products segment increased approximately $6.8 million, or 63%, to $17.5 million for the three months ended September 30, 2008, from $10.7 million for the same period in 2007. This increase was primarily due to higher sales of pump and diabetes supplies from the acquisition of DC&E on September 4, 2007, higher sales of diabetes supplies through our relationship with a major pharmacy benefit management company, as well as higher sales of prescription medications. We expect revenue from our Medical Products segment to be negatively impacted in 2009 as a result of the anticipated 9.5% reduction in Medicare reimbursement rates for diabetic testing supplies commencing in January 2009.
Cost of Product Sales. Cost of product sales, which relates to our Medical Products segment, increased approximately $5.1 million, or 99%, to $10.2 million for the three months ended September 30, 2008, from $5.1 million for the same period in 2007. The increase was primarily related to higher sales of pump supplies, diabetes supplies and prescription medications, as discussed above. Gross margins on product sales were 41.6% in the third quarter of 2008, compared to 52.1% in the same period in 2007, primarily as a result of lower margins associated with sales of prescription medications and the DC&E operations.
Cost of Services. Cost of services, which relates to our Insurance Services segment, consists of the direct costs of providing services to Medicare plan providers for their Medicare insurance programs. Cost of services amounted to approximately $2.6 million for each of the three month periods ended September 30, 2008 and September 30, 2007. As a result of the reduced level of services that we will provide to CIGNA after the Transition Date, we expect our cost of services to decline significantly beginning in the second quarter of 2009.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin decreased to 49.5% for the three months ended September 30, 2008, from 57.6% for the same period in 2007, due to the factors discussed above. We expect gross profit margin to further decline beginning in the second quarter of 2009 as a result of the reduced revenue from CIGNA related to the reduction in compensation from the Post-Transition Services that we will provide to CIGNA.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $0.7 million, or 58%, to $0.5 million for the three months ended September 30, 2008, from $1.2 million for the same period in 2007. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and sales payroll related to our Medical Products segment. The decrease in patient acquisition and related costs primarily related to lower spending on marketing and sales activities. As a percentage of net product sales, patient acquisition and related costs were 3.0% for the three months ended September 30, 2008, compared to 11.6% for the same period in 2007.
Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses, which relate to our Medical Products segment, consist primarily of costs to service our existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs, and are classified as operating expenses as they are not a direct cost of products sold. Patient service and fulfillment increased approximately $1.2 million, or 51%, to $3.5 million for the three months ended September 30, 2008, from $2.3 million for the same period in 2007, primarily from higher payroll related to the expansion of our operations, including our acquisition of DC&E. As a percentage of net product sales, patient service and fulfillment expenses were 20.2% for the three months ended September 30, 2008, compared to 21.8% for the same period in 2007.
General and Administrative Expenses. General and administrative expenses decreased approximately $2.7 million, or 34%, to $5.2 million for the three months ended September 30, 2008, from $7.9 million for the same period in 2007. The decrease in general and administrative expenses was primarily due to lower non-restructuring related severance costs and stock-based compensation expense associated with the acceleration of vesting of certain restricted stock awards in the third quarter of 2007. As a percentage of total revenue, general and administrative expenses were 20.6% for the three months ended September 30, 2008, compared to 43.5% for the same period in 2007.

Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, increased approximately $0.7 million, or 289%, to $0.9 million for the three months ended September 30, 2008, from $0.2 million for the same period in 2007. The increase in the provision for doubtful accounts is primarily related to the increase in net product sales and certain improvements in billing and collections results realized in the 2007 period. For the three months ended September 30, 2008, the provision represented 5.0% of net product sales, compared to 2.1% for the same period in 2007.
Depreciation and Amortization. Depreciation and amortization decreased approximately $0.6 million, or 39%, to $1.1 million for the three months ended September 30, 2008, from $1.7 million for the same period in 2007. The decrease in depreciation and amortization was primarily due to decreased amortization of our CIGNA contract intangible as a result of the amendment of our agreement with CIGNA pursuant to which the amortization period was extended an additional 33 months.
Gain on Sale of Business Line. The $0.3 million gain on sale of business line for the quarter ended September 30, 2007 related to the final purchase price adjustment from the sale of our discount prescription drug card business on September 5, 2006.
Restructuring Costs. In May 2008, we commenced a corporate restructuring, including changes in our executive management and the elimination of approximately 40 positions company-wide. During the quarter ended September 30, 2008 we incurred approximately $0.4 million of additional costs under our corporate restructuring.
Other Expense, net. Other expense, net, which is almost entirely comprised of interest expense, increased approximately $0.2 million, or 18%, to approximately $1.4 million for the three months ended September 30, 2008, from $1.2 million for the same period in 2007. The increase was primarily due to higher outstanding balances under our line of credit.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenue. Total revenue increased approximately $19.4 million, or 36%, to $73.4 million for the nine months ended September 30, 2008, from $54.0 million for the same period in 2007. Service revenue from our Insurance Services segment increased approximately $2.7 million, or 12%, to $24.6 million for the nine months ended September 30, 2008, compared to $21.9 million for the same period in 2007. The increase in service revenue is primarily related to increased enrollment in CIGNA’s Medicare Part D Plans, revenue from expanded services to CIGNA and the recognition of $500,000 of incremental revenue from the reversal of a recorded obligation related to the 2006 plan year, partially offset by the deferral of revenue related to certain future fee reductions under our amended agreement with CIGNA. As a result of reduced revenue from CIGNA related to the reduction in compensation from the Post-Transition Services that we will provide to CIGNA, we expect our service revenue to decline significantly beginning in the second quarter of 2009.
Revenue from our Medical Products segment increased approximately $16.9 million, or 53%, to $48.9 million for the nine months ended September 30, 2008, from $32.0 million for the same period in 2007. This increase was primarily due to higher sales of pump and diabetes supplies from the acquisition of DC&E on September 4, 2007, higher sales of diabetes supplies through our relationship with a major pharmacy benefit management company, as well as higher sales of prescription medications, partially offset by lower sales of diabetes supplies due to the termination of our contract with Kmart in the first quarter of 2007. We expect revenue from our Medical Products segment to be negatively impacted in 2009 as a result of the anticipated 9.5% reduction in Medicare reimbursement rates for diabetic testing supplies commencing in January 2009.

Cost of Product Sales. Cost of product sales, which relates to our Medical Products segment, increased approximately $14.0 million, or 103%, to $27.5 million for the nine months ended September 30, 2008, from $13.5 million for the same period in 2007. The increase was primarily related to higher sales of prescription medications, as well as pump supplies and diabetes supplies, as discussed above. Gross margins on product sales were 43.8% for the nine months ended September 30, 2008, compared to 57.7% in the same period in 2007, primarily as a result of lower margins associated with sales of prescription medications and the DC&E operations.
Cost of Services. Cost of services, which relates to our Insurance Services segment, consists of the direct costs of providing services to Medicare plan providers for their Medicare insurance programs. Cost of services decreased approximately $0.5 million, or 6%, to approximately $8.2 million for the nine months ended September 30, 2008, compared to approximately $8.7 million for the same period in 2007, primarily related to efficiencies achieved in servicing Medicare plan enrollees, partially offset by costs related to increased enrollment in CIGNA’s Medicare Part D Plans. As a result of the reduced level of services that we will provide to CIGNA after the Transition Date, we expect our cost of services to decline significantly beginning in the second quarter of 2009.
Gross Profit Margin. As a percentage of total revenue, overall gross profit margin decreased to 51.4% for the nine months ended September 30, 2008, from 58.8% for the same period in 2007, due to the factors discussed above. We expect gross profit margin to further decline beginning in the second quarter of 2009 as a result of the reduced revenue from CIGNA related to the reduction in compensation from the Post-Transition Services that we will provide to CIGNA.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $1.1 million, or 41%, to $1.6 million for the nine months ended September 30, 2008, from $2.7 million for the same period in 2007. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and sales payroll related to our Medical Products segment. The decrease in patient acquisition and related costs primarily related to lower spending on marketing and sales activities. As a percentage of net product sales, patient acquisition and related costs were 3.2% for the nine months ended September 30, 2008, compared to 8.3% for the same period in 2007.
Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses, which relate to our Medical Products segment, consist primarily of costs to service our existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs, and are classified as operating expenses as they are not a direct cost of products sold. Patient service and fulfillment increased approximately $3.5 million, or 52%, to $10.2 million for the nine months ended September 30, 2008, from $6.7 million for the same period in 2007, primarily from higher payroll related to the expansion of our operations, including our acquisition of DC&E. As a percentage of net product sales, patient service and fulfillment expenses were 20.8% for the nine months ended September 30, 2008, compared to 21.0% for the same period in 2007.
General and Administrative Expenses. General and administrative expenses decreased approximately $1.7 million, or 9%, to $17.4 million for the nine months ended September 30, 2008, from $19.1 million for the same period in 2007. The decrease in general and administrative expenses was primarily due to lower non-restructuring related severance costs and stock-based compensation expense associated with the acceleration of vesting of certain restricted stock awards in the third quarter of 2007. As a percentage of total revenue, general and administrative expenses were 23.7% for the nine months ended September 30, 2008, compared to 35.4% for the same period in 2007.

Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, increased approximately $1.4 million, or 97%, to $2.9 million for the nine months ended September 30, 2008, from $1.5 million for the same period in 2007. The increase in the provision for doubtful accounts is primarily related to the increase in net product sales and certain improvements in billing and collections results realized in the 2007 period. For the nine months ended September 30, 2008, the provision represented 6.0% of net product sales, compared to 4.7% for the same period in 2007.
Depreciation and Amortization. Depreciation and amortization decreased approximately $0.4 million, or 9%, to $4.2 million for the nine months ended September 30, 2008, from $4.6 million for the same period in 2007. The decrease in depreciation and amortization was primarily due to decreased amortization of our CIGNA contract intangible as a result of the amendment of our agreement with CIGNA pursuant to which the amortization period was extended an additional 33 months, partially offset by higher depreciation and amortization of assets acquired, including equipment, software, acquired customer lists and other intangible assets.
Gain on Sale of Business Line. The $0.3 million gain on sale of business line for the nine months ended September 30, 2007 related to the final purchase price adjustment from the sale of our discount prescription drug card business on September 5, 2006.
Restructuring Costs. In May 2008, we commenced a corporate restructuring, including changes in our executive management and the elimination of approximately 40 positions company-wide. As a result of this restructuring, we recorded charges amounting to approximately $1.9 million, primarily for severance costs, during the nine months ended September 30, 2008.
Other Expense, net. Other expense, net, which is almost entirely comprised of interest expense, increased approximately $0.9 million, or 29%, to approximately $3.9 million for the nine months ended September 30, 2008, from $3.0 million for the same period in 2007. The increase was primarily due to the interest incurred on amounts outstanding under the term loan originated in April 2007 and higher outstanding balances under our line of credit and under capital leases entered into during 2007.
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
Since our inception, we have used significant amounts of cash in our operations and have incurred net losses of approximately $4.3 million, $5.9 million, and $11.3 million for the nine months ended September 30, 2008 and the years ended December 31, 2007 and 2006, respectively. As of September 30, 2008, we had unrestricted cash and cash equivalents of approximately $1.6 million and negative working capital of approximately $13.6 million.
For the nine months ended September 30, 2008, we used approximately $1.2 million of net cash in operating activities. Our use of cash in operating activities during the nine months of 2008 primarily relates to higher receivables related to our Medical Products segment.
For the nine months ended September 30, 2008, we used approximately $1.2 million of net cash in investing activities primarily related to the acquisition of property and equipment to support the growth of our business and improve operational efficiency. For the nine months ended September 30, 2008, financing activities provided approximately $2.1 million of net cash, primarily related to draws under our line of credit, partially offset by the repayment of a $1.5 million promissory note, as well as principal payments under our term loan and capital lease obligations.

We have a revolving line of credit in the principal amount of up to $10.0 million. The borrowing availability under the revolving line of credit, which matures on April 30, 2010, is limited by a borrowing base formula based upon our eligible receivables and inventory. As of September 30, 2008, the balance outstanding on the line was approximately $8.2 million and the unused portion available under the revolving line of credit was approximately $1.8 million.
On April 11, 2007, our credit agreement was amended and restated to, among other things, add a $7.0 million multi-draw term loan to the credit facility. On April 11, 2007, $1.5 million in proceeds from the term loan were funded into a restricted deposit account to serve as collateral for the facility as required under the amended and restated agreement. The remaining $5.5 million of the term loan was restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets. We have borrowed approximately $5.3 million under the term loan facility for such acquisitions and the total amount outstanding under the term loan as of September 30, 2008, was approximately $5.3 million. Payment of the principal balance outstanding under the term loan was to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008.
On February 1, 2008, our credit agreement was amended to, among other things, temporarily increase the percentage of eligible accounts receivable available under the borrowing base through the end of 2008, increase the inventory availability under the borrowing base, and defer the due dates of installment payments under the term loan through June 30, 2008.
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
On February 28, 2005, we issued secured convertible notes with $15.0 million in principal value (the “Notes”) maturing on February 28, 2012, to MHR Capital Partners LP and two affiliated entities (the “Holders”). The Notes have a stated fixed annual interest rate of 7.75%, payable monthly and are secured by substantially all our assets, but are subordinated to borrowings under our credit facility. The Notes may be subordinated to future indebtedness not to exceed $20.0 million in the aggregate unless we achieve certain performance criteria as specified in the Notes, in which case the amount of senior debt may not exceed $25.0 million. The terms of the Notes allow the Holders, at their discretion, to convert all or part of the Notes into shares of our common stock at a conversion price of $6.56 per share, subject to adjustment for anti-dilution, which is limited and capped, as described in the Notes. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by us.
Beginning on February 28, 2010, we may be required by the Holders to redeem a portion of the Notes and the Holders shall have a right to require us to purchase from the Holders, at market price, up to $5,000,000 of our common stock to satisfy the Holders income tax liability resulting from the redemption. Furthermore, if the amount received by the Holders is still insufficient to pay the income taxes relating to the redemption, we have agreed to use commercially reasonable efforts to file a registration statement for the Holders of the Notes, failing which the Holders shall have right to require us to purchase from the Holders, at market price, up to an additional $2,500,000 of our common stock. We expect that in February 2010, approximately $4,700,000 of the principal amount of the Notes will be redeemed.
On February 5, 2007, as amended on June 29, 2007 and on August 24, 2007, we entered into a lease agreement for certain telecommunications equipment and computer software. The lease, which provides for monthly payments of approximately $75,000 through July 31, 2010, is being accounted for as a capital lease. As of September 30, 2008, the related capital lease obligation totaled approximately $1.4 million.

On September 4, 2007, we acquired all of the issued and outstanding capital stock of DC&E. At closing, we paid cash of $2.5 million and issued 473,933 unregistered shares of our common stock. If revenue associated with DC&E’s operations exceeds certain targets in 2008, 2009 and 2010, we may also be obligated to pay additional cash consideration totaling $2.5 million, $1.0 million and $1.0 million, respectively.
During 2007, and again in May 2008 and October 2008, we implemented plans to restructure and streamline our management organization and reduce our workforce in order to increase both our cost effectiveness and profitability. We would, if considered necessary, be able to further reduce operating costs associated with certain discretionary expenditures to mitigate the effects of any temporary cash flow shortages.
On May 1, 2008, we entered into a second amended and restated preferred vendor agreement with CIGNA that extended the term of the agreement through September 30, 2012 and automatically renews for additional one-year periods thereafter. Pursuant to the second amended and restated agreement, we will continue to provide CIGNA the same member service activities and selected marketing and enrollment services that we have historically provided in connection with CIGNA’s Medicare Part D Prescription Drug Plans through an anticipated transition date of the end of the first quarter of 2009. Following the Transition Date, we will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service, but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, compensation related to the services we currently provide to CIGNA will be reduced by $400,000 per month for the period November 2008 through the Transition Date. Furthermore, the compensation related to the Post-Transition Services will be significantly reduced to reflect the reduction in overall services that we will provide to CIGNA. Revenue from CIGNA comprises approximately 98% of our service revenue and as a result of reduced revenue from CIGNA related to the reduction in compensation from the Post-Transition Services that we will provide to CIGNA, we expect the profitability of our Insurance Services segment to decrease by up to 90% on a per member-served basis beginning in the second quarter of 2009.
As of June 30, July 31, August 31 and September 30, 2008, we were not in compliance with all applicable financial covenants under our credit facility and were thus in technical default of the credit agreement at such dates. We obtained a waiver of our non-compliance with the financial covenants for all such periods from our credit facility lender, which eliminated the events of default. However, we do not anticipate satisfying all applicable financial covenants under the credit facility for the succeeding twelve months. Accordingly, we have classified all amounts outstanding under the credit facility as a current liability in our balance sheet as of September 30, 2008. Our failure to comply with the covenants in our credit facility in future periods could result in an event of default. Upon the occurrence of such an event of default, our lender could elect to declare all amounts outstanding under our credit facility immediately due and payable. As of September 30, 2008 the total balance owed under our credit facility was approximately $14.5 million. An event of default or acceleration under our credit facility would also cause a cross-default of the Notes, which could result in the acceleration of the Notes. Accordingly, since we do not anticipate satisfying all applicable financial covenants under the credit facility for the succeeding twelve months, the Notes have been classified as a current liability as of September 30, 2008.
In the event of an acceleration of the credit facility, our ability to refinance our existing debt obligations will depend upon the current conditions in the credit markets, the availability of credit generally, and other factors, many of which are beyond our control. If we are unable to meet our debt service obligations or obtain future credit on favorable terms, if at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. However, we may be unable to obtain such additional financing or consummate the sale of assets on satisfactory terms, or at all.

Off-Balance-Sheet Arrangements
As of September 30, 2008, we did not have any significant off-balance-sheet arrangements.
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
In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. If we enter into material acquisitions which include intangible assets after the effective date of the standard, FSP FAS 142-3 may have a material impact on our operating results, cash flows or financial position.
In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). The FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The FSP is to be applied retrospectively. In February 2005, we issued $15 million of secured convertible notes bearing interest at 7.75%, maturing in February 2012. We are currently assessing the impact that FSP APB 14-1 will have on our operating results, cash flows or financial position, if any.

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
On May 1, 2008, our common stock became eligible for quotation on the OTC Bulletin Board under the trading symbol NHRX or NHRX.OB.
Item 4. Controls and Procedures
Disclosure Controls and Procedures.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Services to CIGNA comprise a significant portion of our Insurance Services segment. Revenue from CIGNA comprises approximately 98% of our service revenue and represented approximately 38%, 40% and 12% of total revenue in 2007, 2006 and 2005, respectively.
On May 1, 2008, we entered into a Second Amended and Restated Preferred Vendor Agreement with CIGNA (the “Second Amendment”). The Second Amendment amends and restates the amended and restated preferred vendor agreement entered into on May 26, 2006, extends the term of the agreement through September 30, 2012 and automatically renews for additional one-year periods, unless notice is received from the other party by July 1, of 2012, or any subsequent renewal year. Beginning in approximately the end of the 2009 first quarter, we will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service, but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, the compensatory terms related to the current services have been slightly reduced for the period November 2008 through the transition date at the end of the 2009 first quarter. Furthermore, the compensation related to the services provided following the transition date will be reduced to reflect the reduction in overall services that we will provide to CIGNA. As a result of reduced revenue from CIGNA, we expect the profitability of our Insurance Services segment to decrease by up to 90% on a per member-served basis beginning in the second quarter of 2009. Additionally, if CIGNA should fail to continue offering its CIGNA Medicare Rx Medicare Part D program for any reason or if the Centers for Medicare and Medicaid Services should fail to approve CIGNA’s Medicare Part D plans in future years, or if CIGNA chooses a different vendor to provide services we currently provide or will provide after the transition date, revenue and profit of our Insurance Services segment would be adversely impacted.
Our debt agreements impose restrictions on us that may adversely affect our ability to operate our business.
Our credit facility contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, sell assets, make certain distributions, and incur additional debt. In addition, our credit facility contains, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Our ability to comply with these covenants may be affected by many events beyond our control, and we cannot assure you that our future operating results will be sufficient to comply with the covenants or, in the event of a default under any of our debt agreements, to remedy that default.

Our failure to comply with the covenants in our credit facility could result in events of default. Upon the occurrence of such an event of default, our lender could elect to declare all amounts outstanding under our credit facility to be immediately due and payable. As of September 30, 2008 the total balance owed under our credit facility was approximately $14.5 million. An event of default or acceleration under our credit facility could also cause a cross-default or cross-acceleration of the Notes. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of our credit facility alone. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of the debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such debt agreements. Additionally, terms under the credit facility could restrict our ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities.
Our ability to repay, extend or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control.  Our ability to refinance existing debt obligations will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to meet our debt service obligations or obtain future credit on favorable terms, if at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. However, we may be unable to obtain such additional financing or consummate the sale of assets on satisfactory terms, or at all.
Item 3. Defaults Upon Senior Securities
As of June 30, July 31, August 31 and September 30, 2008, we were not in compliance with all applicable financial covenants under our credit facility and were thus in technical default of the credit agreement at such dates. We obtained a waiver of our non-compliance with the financial covenants for all such periods from our credit facility lender, which eliminated the events of default. As of September 30, 2008 the total balance owed under our credit facility was approximately $14.5 million. The default under our credit facility also caused a cross-default of our $15,000,000 convertible notes, which was cured when we obtained the waiver of non-compliance from the credit facility lender.
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

NATIONSHEALTH, INC.
Date: November 14, 2008	By:	/s/ Glenn M. Parker
		Name:	Glenn M. Parker
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Bryan Happ
		Name:	Bryan Happ
		Title:	Chief Financial Officer (Principal Financial Officer)

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.