Form 10-K
period 2008-12-31
NationsHealth, Inc.
filed 2009-05-01
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-50348
NATIONSHEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1688360 (I.R.S. Employer Identification No.)

13630 NW 8th Street, Suite 210, Sunrise, FL (Address of principal executive offices)	33325 (Zip Code)
Registrant’s telephone number, including area code: (954) 903-5000
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock, $0.0001 par value per share	(Name of each exchange on which registered) Over-the-Counter Bulletin Board
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, the Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) computed by reference to the price of which the common equity was last sold on the OTC Bulletin Board for such date was approximately $2,357,000.
As of April 24, 2009, the registrant had 28,077,872 shares of common stock, $0.0001 par value, issued and outstanding, excluding 1,311,859 treasury shares.
Documents Incorporated By Reference
None.

NATIONSHEALTH, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I
Item 1. Business.
Business
NationsHealth, Inc. (referred to in this Annual Report on Form 10-K as “NationsHealth,” the “Company,” “we,” “us” or “our”) provides medical products nationwide to Medicare and managed care beneficiaries with a focus on improving the delivery and cost of healthcare to the approximately 45 million Medicare beneficiaries in the United States. NationsHealth also provides certain services, including marketing, insurance agent training and licensing, member enrollment and service, distribution and billing and collections, to Medicare Part D prescription drug plan providers and other Medicare benefit sponsors.
As of December 31, 2008, we were engaged in two reportable business segments, Medical Products and Insurance Services. Additional information regarding our business segments can be found in Note 18 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Merger Agreement
On April 30, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ComVest NationsHealth Holdings, LLC, a wholly-owned subsidiary of ComVest Investment Partners III, L.P. (collectively, “ComVest”), pursuant to which ComVest will acquire all of the issued and outstanding common stock of NationsHealth currently held by stockholders, other than certain stockholders and members of our management, in a take-private transaction. Concurrently with the execution of the Merger Agreement, ComVest provided us a bridge loan in the principal amount of $3 million (the “Bridge Loan”), which bears interest at a rate of 10% per annum and matures on October 30, 2009. Upon closing of the transaction, the Bridge Loan will convert into shares of NationsHealth convertible preferred stock at $0.12 per share and ComVest will make an additional $5 million investment in the form of NationsHealth convertible preferred stock at $0.12 per share, the proceeds of which will be used to take us private, pay fees and expenses associated with the transaction, and for general working capital purposes. In addition, ComVest shall have the right to make an additional $2 million investment in NationsHealth convertible preferred stock at $0.12 per share for a period of one year following the closing date. Closing of the transaction is subject to shareholder approval and approval of the proxy statement and other filings related to the transaction by the Securities and Exchange Commission.
Medical Products Segment
We distribute medical equipment and supplies and dispense physician-prescribed medications nationally from our licensed pharmacy in the State of Florida. We currently provide home delivery of diabetes related products, prescription medications and other medical products, primarily to Medicare beneficiaries under Part B, state Medicaid programs and through relationships with managed care organizations. Historically, our marketing efforts have primarily included television advertising, direct mail campaigns and trade shows. In addition, we have acquired patients via the purchase of the assets of several small medical equipment businesses, including tangible and intangible assets such as patient lists.
The Federal Medicare program provides reimbursement to its beneficiaries for a number of products under Medicare’s Part B or Part D coverages. Products covered under Part B include, among other items, supplies used to treat diabetes and ostomy, and Part D covers self-administered prescription drugs. Medicare Part B pays us 80% of the Medicare allowable fees for these products after the beneficiary has satisfied his or her annual deductible amount, and we bill the remaining balance to either third party payors, such as a patient’s supplemental insurance carrier, or, where permitted, directly to the patient. We accept assignments of Medicare benefits, ship supplies and medications to patients and bill and receive payments from Medicare and certain private insurers on behalf of patients (and bill patients or their supplemental insurers for any co-payment and/or deductible). Revenue received directly from Medicare represented approximately 30%, 34% and 41% of our total revenue in 2008, 2007 and 2006, respectively.

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
As of December 31, 2008, we had approximately 78,000 patients to whom we have shipped medical products and supplies in the last 15 months and that have not cancelled our service.
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
On May 26, 2006, our agreement with CIGNA was amended and restated. This amended and restated agreement modified the compensation terms to provide for a predictable service fee arrangement starting with the 2007 plan year and continuing through December 31, 2009. Under the amended and restated agreement, we continued to provide CIGNA with certain enrollee service activities and selected marketing and enrollment services. Furthermore, under the amended and restated agreement, we may provide services, such as education, marketing, enrollment and member service, to other Medicare Part D insurers and CIGNA may use other vendors to provide them with services for their Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if they do not meet specified thresholds of enrollees we service. In the fourth quarter of 2006, we began entering into agreements to provide plan marketing, enrollment and advisory services to other Medicare prescription drug and benefit providers.
On May 1, 2008, our agreement with CIGNA was amended and restated again (the “Second Amendment”). The Second Amendment extended the term of the agreement through September 30, 2012 and established automatic renewals for additional one-year periods unless either party provides notice to the other party to terminate not later than July 1, 2012, or any subsequent renewal year. Pursuant to the Second Amendment, and through an anticipated transition date of no earlier than the end of May 2009 (the “Transition Date”), we continue to provide CIGNA the same member service activities and selected marketing and enrollment services we have historically provided (the “Pre-Transition Services”) in connection with CIGNA’s Medicare Rx Medicare Part D Prescription Drug Plans. Following the Transition Date, we will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service (collectively, the “Post-Transition Services”), but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, compensation related to the Pre-Transition Services was reduced by $400,000 per month for the period November 2008 through March 2009, and will be reduced an additional $100,000 per month subsequent to March 2009 through the Transition Date. Furthermore, the compensation related to the Post-Transition Services will be significantly reduced to reflect the reduction in overall services that we will provide to CIGNA. Revenue from CIGNA represented approximately 31%, 38% and 40% of our total revenue in 2008, 2007 and 2006, respectively.
Patient Service Organization
We employ a large team of licensed agents and patient care representatives who are trained on all of the products and services we offer. Our agents and representatives are available through toll-free phone numbers to assist members and patients, and are trained to direct patients to sources where they can find more information concerning their medical conditions, and to their physicians when appropriate.
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
Numerous federal, state and local laws relating to controlled drug substances, safe working conditions, environmental protection, disposal of hazardous or potentially hazardous substances and various other matters apply to portions of our operations. Labeling and promotional activities relating to medical devices are, in most instances, subject to regulation by the Federal Trade Commission (FTC), while the Food and Drug Administration (FDA) regulates similar issues for drug products and a small number of devices. Drug products generally and drug and device recalls and safety issues also are subject to extensive regulation by the FDA. Although the cost of compliance with these regulations has not been material to our existing operations to date, to the extent we engage in new activities or expand current activities, the cost of compliance with applicable regulations and licensing requirements could become significant.
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

We could face potential criminal or civil sanctions if we do not comply with existing or new laws and regulations related to patient health information. New health information standards, including those recently included in the 2009 American Recovery and Reinvestment Act, also known as the 2009 Stimulus Bill, whether implemented pursuant to HIPAA or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with such standards could be significant.
Pharmacy Regulations
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
Seasonality
Other than the revenue from our Insurance Services segment that is directly related to marketing and enrollment for Medicare Part D prescription drug plans, which is primarily earned during our fiscal fourth quarter, we do not consider our business to be highly seasonal.
Employees
As of December 31, 2008, we had approximately 597 total employees. Our workforce is non-unionized and we believe our relationship with our employees is generally good.
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

As of each month-end from June 30, 2008 through February 28, 2009, we were not in compliance with certain financial covenants under our credit facility and were thus in technical default of the credit agreement at such dates. We obtained waivers of our non-compliance with the financial covenants for all such periods from our credit facility lender, which eliminated the events of default, and our credit facility was amended to adjust the covenants for the remainder of 2009 to account for our actual and projected financial results. Our failure to comply with the covenants in our credit facility in the future could result in events of default. Upon the occurrence of such an event of default, our lender could elect to declare all amounts outstanding under our credit facility to be immediately due and payable. As of December 31, 2008 the total balance outstanding under our credit facility was approximately $12.7 million. An event of default or acceleration under our credit facility could also cause a cross-default or cross-acceleration of our $15 million convertible notes. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of our credit facility alone. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of the debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such debt agreements. Additionally, terms under the credit facility could restrict our ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict our activities.
Our ability to repay, extend or refinance our existing debt obligations and to obtain future credit would depend primarily on our operating performance, which would be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Our ability to refinance existing debt obligations would also depend upon the current conditions in the credit markets and the availability of credit generally. If we were unable to meet our debt service obligations or obtain future credit on favorable terms, if at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. However, we may be unable to obtain such additional financing or consummate the sale of assets on satisfactory terms, or at all.
We could experience significantly reduced revenues and earnings if Medicare changes, delays, reduces or denies reimbursement.
We depend on the continued availability of reimbursement from federal and state healthcare programs and private insurance plans for products sold to our patients and members. Revenue from Medicare represented approximately 30%, 34% and 41% of our total revenue in the years 2008, 2007 and 2006, respectively. The federal regulatory authorities periodically review and adjust reimbursement amounts. Any reduction in Medicare reimbursement currently available for our products would reduce our revenues. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) reduced Medicare reimbursement rates for diabetic testing supplies, effective in 2005. Additionally, the Medicare reimbursement rate for diabetic testing supplies furnished through the mail was reduced from the 2008 fee schedule rate by 9.5% effective January 1, 2009. The reduction in reimbursement rates in 2005 had a negative impact on our revenues and earnings and we expect the 2009 reduction to have a further negative impact on our revenues and earnings. Similarly, any increase in the cost of such products would reduce our earnings unless there was a corresponding increase in Medicare reimbursement. Our revenues and earnings could also be adversely affected by the imposition of more stringent regulatory requirements for Medicare reimbursement or adjustments to previously reimbursed amounts or by changes in co-payment amounts.

Competitive bidding for DMEPOS and supplies may reduce our revenues and earnings.
The MMA required the establishment of a program for competitive bidding for certain items of DME and supplies. Under the competitive bidding program, suppliers that wish to offer certain items and services to people with Medicare will have to submit bids to Centers for Medicare and Medicaid Services (CMS), indicating the prices at which they are willing to supply these items to beneficiaries. Currently Medicare, and beneficiaries, pay for items based on a fee schedule that, in general, is based on the average payments Medicare has paid for Durable Medical Equipment Prosthetics/Orthotics and Supplies (DMEPOS) items in the past. The first round of competitive bidding was expected to be effective as of July 1, 2008 for 10 metropolitan areas (known as competitive bid areas or CBAs). CMS had also proposed a national competitive bid for mail order diabetic supplies anticipated to be implemented in 2010 or sometime thereafter. In July 2008, the Medicare Improvements for Patients and Providers Act of 2008 (MIPPA) was enacted which, among other things, delayed competitive bidding for round 1, terminated the existing contracts awarded for round 1 of competitive bidding, required that the contracting process be restarted for round 1 in 2009 and pushed back any implementation of a national mail order bidding program until after 2010. To offset the delay in the effective date of competitive bidding, MIPPA instituted a 9.5% reduction in Medicare reimbursement from the 2008 rates effective January 1, 2009, for all product categories in round 1, including mail order diabetic supplies. The 9.5% reduction in reimbursement will result in lower Medicare reimbursement levels for our products in 2009 and beyond, and could impact the amounts that other payers will reimburse. On January 16, 2009, CMS issued an interim final rule implementing certain limited changes to the competitive bidding program mandated by MIPPA. This interim final rule became effective April 18, 2009, and incorporated into existing regulations specific statutory requirements contained in MIPPA related to the competitive bidding program but did not substantively alter the program. This rule sets the groundwork for CMS to begin the bidding process anew.
During the comment period, CMS indicated that it received many suggestions by a range of stakeholders to make further improvements to the competitive bidding program, such as ensuring that CMS’s processes for collecting and evaluating bids are fair and transparent. CMS has stated that it will be issuing further guidance on the timeline for and bidding requirements related to the Round 1 re-bid, and will continue to seek input from all affected stakeholders to ensure program implementation consistent with the legislative requirements. If CMS includes mail order diabetic supplies in the competitive bidding program, the mail order diabetic supply market will likely be affected in two ways. First, Medicare reimbursement for diabetic testing supplies furnished to Medicare beneficiaries located in the CBAs will likely be reduced, perhaps significantly. Second, the number of diabetic testing suppliers that currently furnish testing supplies to Medicare beneficiaries located in the CBAs will likely be reduced due to the competitive bidding process. Further, it is possible that CMS will implement a national mail order competitive bidding program for diabetic testing supplies after 2010. If the agency implements such a program, our business will be significantly impacted if we are not selected as a contract supplier.
The results of our Insurance Services segment are heavily dependent on revenue derived under our agreement with CIGNA.
Services to CIGNA comprise a significant portion of our Insurance Services segment. Revenue from CIGNA comprises approximately 91% of our service revenue and represented approximately 31%, 38% and 40% of total revenue in 2008, 2007 and 2006, respectively.

On May 1, 2008, we entered into a Second Amended and Restated Preferred Vendor Agreement with CIGNA (the “Second Amendment”), which was amended effective February 25, 2009 (the “Amended Second Amendment”). The Second Amendment amends and restates the amended and restated preferred vendor agreement entered into on May 26, 2006, extends the term of the agreement through September 30, 2012 and automatically renews for additional one-year periods, unless notice is received from the other party by July 1, 2012, or any subsequent renewal year. As part of the Second Amendment, we will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service, but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. The Amended Second Amendment provides that CIGNA must provide us with at least 30 days notice before transitioning to the more focused services. To date, CIGNA has not provided us with the 30-day required notice, and we currently expect such services to begin no earlier than June 2009. In connection with the Second Amendment, the compensatory terms related to the current services have been reduced for the period November 2008 through the transition date. Furthermore, the compensation related to the services provided following the transition date will be reduced to reflect the reduction in overall services that we will provide to CIGNA. As a result of reduced revenue from CIGNA, we expect the profitability of our Insurance Services segment to decrease by approximately 70% to 80% on a per member-served basis beginning on the transition date. Additionally, if CIGNA should fail to continue offering its CIGNA Medicare Rx Medicare Part D program for any reason or if the CMS should fail to approve CIGNA’s Medicare Part D plans in future years, or if CIGNA chooses a different vendor to provide services we currently provide or will provide after the transition date, revenue and profit of our Insurance Services segment would be adversely impacted.
If we do not have sufficient capital to fund additional advertising and/or acquisitions, our ability to grow our business will be substantially diminished.
The revenue from our Medical Products business has been attributable, in large part, to the acquisition of new patients primarily from television advertising, which is dependent on the availability of capital to fund such advertising and through the acquisition of the assets of small medical businesses, including patient lists. If we do not have access to sufficient capital to fund such advertising or acquisitions, our ability to maintain or grow our business will be substantially diminished. We can provide no assurance that we will have access to sufficient capital to fund such advertising or acquisitions, or that if we sought to raise additional capital from third parties through debt or equity financings, that such capital would be available on acceptable terms or at all.
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
Approximately 48% of our revenue for 2008, 2007 and 2006, was from the sale of consumable diabetic testing supplies. Patients use these supplies to draw and test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect sales in this market segment.
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
We have employment agreements with our Chief Executive Officer, Glenn M. Parker, M.D., and our Chief Information Officer, Lewis P. Stone. These employment agreements provide that if we or the key person terminate employment in several specified events, that key person has the right to cause us to repurchase a number of shares of our common stock owned by the key person with a value of up to $3,000,000 based on then current market prices. Alternatively, we may elect to sell these shares of common stock to third parties or to register the resale of these shares. In the event a sale or registration results in proceeds less than the key person is to receive related to their right to sell, then we shall pay to the key person the difference between the requested dollar amount and the proceeds of the sale. The occurrence of either of these events could materially and adversely affect us as it may require us to make large cash payments to these individuals, thus reducing the amount of cash available to us. The employment agreement with Dr. Parker also provides for severance payments equal to two times his current salary in the event of his termination by us or by him for “good reason.”

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
As a Medicare supplier, we are subject to extensive regulation including, but not limited to, the DME supplier standards and the federal healthcare program anti-fraud and abuse laws. While we believe that our current and contemplated future operations materially comply with applicable regulatory requirements, there are a number of common practices in the industry where the law is unsettled or altogether silent. Specifically, we, like many providers of diabetes supplies, obtain glucose monitors from certain manufacturers without charge and, in turn, provide them to Medicare beneficiaries without charge. These practices potentially implicate the federal Anti-kickback Statute and the civil money penalty provision that prohibit payments intended to induce Medicare beneficiaries to purchase, order or arrange any good or service for which payment could potentially be made under a federal healthcare program. Additionally, the Medicare anti-telemarketing law could potentially be implicated by our practice of calling Medicare beneficiaries based on such beneficiaries’ initial telephone calls to an outsourced third party call-center. In each case, we have evaluated the practices at issue and believe that we are in compliance with applicable requirements. However, we cannot offer complete assurances that such practices will not be challenged by government enforcement agencies. Any such challenge, regardless of whether successful, could have a material adverse effect on our business.

In addition, any negligence or mistake we make in processing Medicare reimbursement claims could lead to recoupment of past payments and/or our suspension from the Medicare program. CMS and other federal agencies have focused on fraud and abuse in the DME industry for the past several years, including additional scrutiny on those DME suppliers located in South Florida, and additional efforts on the part of these federal agencies and other law enforcement offices to combat what the government perceives as substantial fraud and abuse within the DMEPOS industry will likely continue in the coming years. Therefore, it is possible that suppliers of diabetic testing supplies could face closer scrutiny from CMS and Medicare contractors in the months ahead, including an increase in contractor audits of claims for diabetic testing supplies.
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
The 2009 Stimulus Bill was enacted in February 2009, and contains significant modifications to HIPAA’s Privacy and Security Rules. These changes may require business associate agreements to be modified. The 2009 Stimulus Bill also increases the penalties for various HIPAA violations and dramatically expands other remedial actions (such as increasing federal government audits; granting attorneys fees in some HIPAA lawsuits; and allowing a method for individuals to recover penalties under HIPAA). The 2009 Stimulus Bill’s modifications could increase the potential cost of our efforts to comply with HIPAA as well as the cost of any possible non-compliance with HIPAA.
Our accounts receivable are subject to significant collection risk due to third-party payors.
Seeking reimbursement from third-party payors is subject to rigorous requirements and involves complicated paperwork. This may result in us suffering extremely long collection times, or not collecting at all, on a significant portion of our accounts receivable. If we are unable to obtain reimbursement from third-party payors, where permitted, we may seek payment of the entire account receivable from our patient, who may not be financially capable of making the payment. Additionally, as a healthcare supplier, we are subject to claims audits by government regulators, contractors and private payers. We are subject to extensive government regulation, including laws regulating reimbursement under various government programs. Our documentation, billing and other practices are subject to scrutiny by regulators, including claims audits. To ensure compliance with U.S. reimbursement regulations, the Medicare regional contractors and other government contractors periodically conduct audits of billing practices and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers. If any third-party payor conducts a post-payment audit, the audit determination may materially adversely affect us if we are required to refund significant sums of money. CMS and other federal agencies have focused on fraud and abuse in the DME industry for the past several years, including additional scrutiny on those DME suppliers located in South Florida, and additional efforts on the part of these federal agencies and other law enforcement offices to combat what the government perceives as substantial fraud and abuse within the DMEPOS industry will likely continue in the coming years. Therefore, it is possible that suppliers of diabetic testing supplies could face closer scrutiny from CMS and Medicare contractors in the months ahead, including an increase in contractor audits of claims for diabetic testing supplies. The cost of addressing such audits and reviews could be material to our business.

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
Most of the original shares of our common stock issued in the merger of Millstream Acquisition Corporation and NationsHealth Holdings, LLC were issued as restricted securities within the meaning of the Securities Act of 1933, as amended, and have not been registered for resale in the public market. However, these restricted securities, if such shares have not already become freely tradable, are now eligible for resale under Rule 144, subject to applicable volume, manner of sale, holding period and other limitations of Rule 144. In addition, as of December 31, 2008, there were options and warrants outstanding to purchase 1,875,818 shares of common stock and notes outstanding which are convertible into 2,286,585 shares of common stock. Consequently, at various times in the future, a substantial number of additional shares of our common stock will be eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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
The market price of our common stock has been volatile. Since our initial public offering in August 2003 through April 22, 2009, the price of our common stock on the NASDAQ Stock Market or on the Over the Counter Bulletin Board (OTCBB) has ranged between $8.33 and $0.02. We may experience significant price and volume fluctuations in the future for many reasons, some of which may be unrelated to our operating performance.

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
Trading on the OTC Bulletin Board may make it more difficult for investors to sell shares, may potentially lead to future market declines.
Since May 1, 2008, our common stock has been quoted on the OTCBB. As a result, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. Listing on the OTCBB may make trading our shares more difficult for investors, potentially leading to further declines in our share price and may cause difficulty in obtaining future financing.
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

Item 2. Properties.
Our corporate offices are located in Sunrise, Florida, where we lease approximately 43,000 square feet of office space. These leases are scheduled to expire in August and September 2010. Our distribution center for our Medical Products business, which is approximately 24,000 square feet, in nearby Weston, Florida, is the subject of a lease that expires in September 2011. We also have a call center facility in Fort Pierce, Florida occupying approximately 13,000 square feet of office space under a lease that expires in October 2009. The primary location for our DC&E subsidiary is located in Louisville, Kentucky, where we lease approximately 19,000 square feet of office and distribution space. DC&E also occupies branch offices in Morehead City, North Carolina, Greenville, South Carolina, Prattville, Alabama and Livonia, Michigan, all of which are leased facilities.
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
Item 4. Submission of Matters to a Vote of Security Holders.
During the fiscal quarter ended December 31, 2008, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock traded under the symbol “NHRX” on The NASDAQ Capital Market from September 1, 2004 through January 10, 2006 and from December 13, 2006 to through April 30, 2008, on The NASDAQ Global Market from January 11, 2006 through December 12, 2006, and has been quoted on the OTC Bulletin Board “OTCBB” since May 1, 2008. Our warrants and units have traded in the same market as our common stock under the symbols “NHRXW” and “NHRXU”, respectively, except that trading of our warrants and units ceased on August 24, 2007 upon the expiration of the warrants. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock, warrants and units as reported by The NASDAQ Stock Market, and beginning on May 1, 2008, the OTCBB.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
Year Ended December 31, 2007
First quarter	$1.93	$1.33	$0.14	$0.04	$3.00	$1.25
Second quarter	$1.69	$1.28	$0.10	$0.02	$3.00	$1.01
Third quarter	$1.59	$0.68	$0.14	$0.01	$2.10	$0.75
Fourth quarter	$0.74	$0.29	n/a	n/a	n/a	n/a

Year Ended December 31, 2008
First quarter	$0.46	$0.13	n/a	n/a	n/a	n/a
Second quarter	$0.40	$0.16	n/a	n/a	n/a	n/a
Third quarter	$0.23	$0.12	n/a	n/a	n/a	n/a
Fourth quarter	$0.18	$0.02	n/a	n/a	n/a	n/a
On April 22, 2009, the last reported sale price of our common stock on the OTC Bulletin Board was $0.13 per share.
Holders of Record
As of April 22, 2009, we had approximately 50 stockholders of record for our common stock and units.
Dividends
We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. Additionally, under the terms of our credit facility agreement, which expires on April 30, 2011, we are not permitted to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the common stock that may be issued under our existing equity compensation plans as of December 31, 2008.

		Weighted-average	Number of securities remaining
	Number of securities to	exercise price of	available for future issuance under
	be issued upon exercise	outstanding	equity compensation plans
	of outstanding options,	options, warrants	(excluding securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,830,818	$3.46	1,083,239

Equity compensation plans not approved by security holders	—	—	—

Total	1,830,818	$3.46	1,083,239

Recent Sales of Unregistered Securities
In connection with our purchase of DC&E on September 4, 2007, we issued 473,933 shares of our common stock with a fair value of $1.01 per share as of that date, or approximately $0.5 million. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.
Issuer Purchases of Equity Securities
On September 30, 2008 we repurchased 303,030 shares of our common stock from CIGNA for $45,454.50, or $0.15 per share. In connection with the stock repurchase, CIGNA returned to us, and we cancelled, warrants to purchase 2,936,450 shares of our common stock at $6.60 per share (as discussed in Note 13 of our consolidated financial statements). There were no repurchases of common stock during the fourth quarter of 2008.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We provide medical products nationwide to Medicare and managed care beneficiaries with a focus on improving the delivery of healthcare to the approximately 45 million Medicare beneficiaries in the United States. We also provide services, including marketing, insurance agent training and licensing, member enrollment and service, distribution and billing and collections, to Medicare Part D and other Medicare benefit plan providers.

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
Medical Products Segment
Diabetes Supplies
It is estimated that about 10 million Medicare beneficiaries have diabetes. We offer all major brands of blood glucose meters, testing strips, lancing devices and control solutions, as well as insulin pumps and pump supplies. If qualified, our patients can receive diabetes supplies delivered to their homes nationwide. For the year ended December 31, 2008, approximately 48% of our revenues were derived from the sale of diabetes supplies.
Pharmacy
Commencing in the fourth quarter of 2006, we began offering home delivery of prescription medications through our pharmacy in Weston, Florida. Through the end of 2008, the primary source of our pharmacy patients has been our mail-order diabetes patient base. For the year ended December 31, 2008, approximately 16% of our revenues were generated from the sale of prescription medications.
Other Medical Products
Ostomy is an operation to create an artificial passage for bodily elimination. Though the ostomy market is small relative to the diabetes market, the operational and compliance systems required to service this population are similar to those used to service diabetes patients. For the year ended December 31, 2008, approximately 1% of our revenues were attributable to the sale of ostomy supplies.
Commencing in 2006, we expanded service to our existing patient base, by offering other medical products, including impotency devices, heating pads, seat lifts, walkers and canes to our diabetes patients. For the year ended December 31, 2008, approximately 1% of our revenues were attributable to the sale of these other medical products.
At December 31, 2008, we had approximately 78,000 patients to whom we have shipped medical products and supplies in the last 15 months and that have not cancelled our service.

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
On May 26, 2006, our agreement with CIGNA was amended and restated. This amended and restated agreement modified the compensation terms to provide for a predictable service fee arrangement starting with the 2007 plan year and continuing through December 31, 2009. Under the amended and restated agreement, we continued to provide CIGNA with certain member service activities and, at the option of CIGNA, selected marketing and enrollment services. Furthermore, under the amended and restated agreement, we may provide services, such as education, marketing, enrollment and member service, to other Medicare Part D insurers and CIGNA may use other vendors to provide them with services for their Medicare Part D program, provided, however, that CIGNA is required to pay us certain fees if they do not meet specified thresholds of enrollees we service. As permitted under the amended and restated agreement, we provide plan marketing, enrollment and advisory services to other Medicare prescription drug and benefit providers, as well as to CIGNA. Revenue from CIGNA represented approximately 31%, 38% and 40% of our total revenue in 2008, 2007 and 2006, respectively.
On May 1, 2008, we entered into a second amended and restated preferred vendor agreement with CIGNA that extended the term of the agreement through September 30, 2012 and automatically renews for additional one-year periods thereafter unless either party provides to the other party notice to terminate not later than July 1, 2012, or any subsequent renewal year. Pursuant to the second amended and restated agreement, and through an anticipated transition date of no earlier than the end of May 2009 (the “Transition Date”), we continue to provide CIGNA the same member service activities and selected marketing and enrollment services that we have historically provided (the “Pre-Transition Services”) in connection with CIGNA’s Medicare Part D Prescription Drug Plans. Following the Transition Date, we will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service (collectively, the “Post-Transition Services”), but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the second amended and restated agreement, compensation related to the Pre-Transition Services was reduced by $400,000 per month for the period November 2008 through March 2009, and will be reduced an additional $100,000 per month subsequent to March 2009 through the Transition Date. Furthermore, the compensation related to the Post-Transition Services will be significantly reduced to reflect the reduction in overall services that we will provide to CIGNA.

Results of Operations
The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenues for the years ended December 31:

	2008		2007		2006
	$	%	$	%	$	%
Net product sales	$65,766	65.5%	$46,070	59.4%	$44,788	51.4%
Prescription drug card revenue	—	—	—	—	3,983	4.6
Service revenue	34,610	34.5	31,450	40.6	38,445	44.1

Total revenue	100,376	100.0	77,520	100.0	87,216	100.0

Cost of product sales	37,620	37.5	20,866	26.9	18,854	21.6
Cost of services	13,380	13.3	12,221	15.8	31,907	36.6
Gross Profit	49,376	49.2	44,433	57.3	36,455	41.8

Operating Expenses:
Patient acquisition and related costs	2,024	2.0	3,731	4.8	3,382	3.9
Patient service and fulfillment	13,061	13.0	9,544	12.3	8,286	9.5
General and administrative	22,333	22.2	24,753	31.9	27,940	32.0
Provision for doubtful accounts	3,895	3.9	1,991	2.5	3,625	4.2
Depreciation and amortization	5,123	5.1	6,419	8.3	5,231	6.0
Impairment of investment in joint venture	—	—	—	—	1,292	1.5
Restructuring costs	2,310	2.3	—	—	—	—
Gain on sale of business line	—	—	(338)	(0.4)	(5,000)	(5.7)

	48,746	48.6	46,100	59.5	44,756	51.3

Income (Loss) from Operations	630	0.6	(1,667)	(2.2)	(8,301)	(9.5)

Other expense, net	(5,224)	(5.2)	(4,259)	(5.5)	(2,977)	(3.4)

Net Loss	$(4,594)	(4.6%)	$(5,926)	(7.6%)	$(11,278)	(12.9%)

2008 Compared to 2007
Revenue. Total revenue increased approximately $22.9 million, or 30%, to $100.4 million in 2008, compared to $77.5 million in 2007. Service revenue from our Insurance Services segment increased approximately $3.2 million, or 10%, to $34.6 million for the year ended December 31, 2008, compared to $31.4 million for 2007. The increase in service revenue is primarily related to increased enrollment in CIGNA’s Medicare Part D Plans, revenue from expanded services to CIGNA and other Medicare Part D providers and the recognition of $500,000 of incremental revenue from the reversal of a recorded obligation to CIGNA related to the 2006 plan year, partially offset by the deferral of revenue related to certain future fee reductions under our amended agreement with CIGNA. As a result of reduced revenue from CIGNA related to the reduction in compensation from the Post-Transition Services that we will provide to CIGNA, we expect our service revenue to decline significantly beginning as early as the second quarter of 2009.

Revenue from our Medical Products segment increased approximately $19.7 million, or 43%, to $65.8 million for the year ended December 31, 2008, from $46.1 million for 2007. This increase was primarily due to higher sales of pump and diabetes supplies from the acquisition of DC&E in September 2007, higher sales of diabetes supplies through our relationship with a major pharmacy benefit management company, as well as higher sales of prescription medications, partially offset by lower sales of diabetes supplies due to the termination of our contract with Kmart in the first quarter of 2007. We expect revenue from our Medical Products segment to be negatively impacted in 2009 as a result of the 9.5% reduction in Medicare reimbursement rates for diabetic testing supplies commencing in January 2009.
Cost of Product Sales. Cost of product sales related to our Medical Products segment increased approximately $16.8 million, or 80%, to $37.6 million in 2008, compared to $20.9 million in 2007. The increase was primarily related to higher sales of prescription medications, as well as pump supplies and diabetes supplies, as discussed above. Gross margins on product sales were 42.8% in 2008, compared to 54.7% in 2007, primarily as a result of lower margins associated with sales of prescription medications and the DC&E operations.
Cost of Services. Cost of services, which relates to our Insurance Services segment, consists of the direct costs of providing services to CIGNA and other Medicare plan providers for their Medicare insurance programs. Cost of services increased approximately $1.2 million, or 9%, to approximately $13.4 million for 2008, compared to approximately $12.2 million in 2007 primarily due to costs related to increased enrollment in CIGNA’s Medicare Part D Plans and costs to service other Medicare Part D providers. Gross margin for our Insurance Services segment was approximately 61.3% for 2008, compared to 61.1% for 2007.
Gross Profit. As a percentage of total revenue, overall gross profit margin was 49.2% for 2008, compared to 57.3% for 2007, due to the factors discussed above. We expect gross profit to further decline beginning as early as the second quarter of 2009 as a result of the reduced revenue from CIGNA related to the reduction in compensation from the Post-Transition Services that we will provide to CIGNA.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $1.7 million, or 46%, to $2.0 million in 2008, compared to approximately $3.7 million in 2007. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and sales payroll related to our Medical Products segment. Advertising, marketing and creative costs and call center services related to our Insurance Services segment are included in cost of services in our consolidated statements of operations. The decrease in patient acquisition and related costs in 2008, compared to 2007, primarily related to lower spending on marketing and sales activities. Advertising, marketing and creative costs decreased by approximately $0.8 million, to $0.6 million in 2008, from $1.4 million in 2007. The decrease in patient acquisition and related costs was reflective of the continued reductions to our marketing program in 2008.
As a percentage of net product sales, patient acquisition and related costs were 3.1% for 2008, compared to 8.1% for 2007.

Patient Service and Fulfillment. Patient service and fulfillment expenses, which relate to our Medical Products segment, consist primarily of costs to service our existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs, and are classified as operating expenses as they are not a direct cost of products sold. Patient service and fulfillment expenses increased approximately $3.5 million, or 37%, to $13.1 million in 2008, compared to approximately $9.5 million in 2007, primarily from higher payroll related to the expansion of our operations, including our acquisition of DC&E in September 2007. Patient service personnel costs increased by approximately $2.9 million, to $9.7 million in 2008, from $6.8 million in 2007. Call center and telecommunications costs increased by approximately $0.3 million, to approximately $0.6 million in 2008, from $0.3 million in 2007. Product shipping costs increased by approximately $0.4 million, to approximately $2.1 million in 2008, from $1.7 million 2007. As a percentage of net product sales, patient service and fulfillment expenses were 19.9% for 2008, compared to 20.7% for 2007.
General and Administrative. General and administrative expenses decreased approximately $2.4 million, or 10%, to $22.3 million in 2008, compared to approximately $24.8 million in 2007. The decrease in general and administrative expenses was primarily due to lower corporate payroll, which decreased by approximately $2.8 million. As a percentage of total revenues, general and administrative expenses were 22.2% in 2008, compared to 31.9% in 2007.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, increased approximately $1.9 million, or 96%, to $3.9 million in 2008, compared to approximately $2.0 million in 2007. As a percentage of net product sales, the provision for doubtful accounts was 5.9% in 2008, compared to 4.3% in 2007. The increase in the provision for doubtful accounts is primarily related to the increase in net product sales and certain improvements in billing and collections results realized in the 2007 period.
Depreciation and Amortization. Depreciation and amortization decreased approximately $1.3 million, or 20%, to $5.1 million in 2008, compared to approximately $6.4 million in 2007. The decrease in depreciation and amortization was primarily due to decreased amortization of our CIGNA contract intangible as a result of the amendment of our agreement with CIGNA pursuant to which the amortization period was extended an additional 33 months, partially offset by higher depreciation and amortization of assets acquired, including equipment, software, acquired customer lists and other intangible assets.
Restructuring Costs. Commencing in May 2008 and through the end of 2008, we undertook a corporate restructuring, including changes in our executive management and the elimination of approximately 120 positions company-wide. As a result of this restructuring, we recorded charges, primarily for severance costs, amounting to approximately $2.3 million in 2008.
Other Expense, Net. Other expense, net, which was almost entirely comprised of interest expense, increased approximately $1.0 million, or 23%, to approximately $5.2 million in 2008, compared to approximately $4.3 million in 2007. The increase was primarily due to the interest incurred on amounts outstanding under the term loan originated in April 2007 and higher outstanding balances under our line of credit and under capital leases entered into during 2007.
Net Loss. As a result of the factors discussed above, we incurred net losses of approximately $4.6 million and $5.9 million in 2008 and 2007, respectively.

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
Gross Profit. As a percentage of total revenue, overall gross profit margin was 57.3% for 2007, compared to 41.8% for 2006, due to the factors discussed above.

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
Liquidity and Capital Resources
Since our inception, we have used significant amounts of cash in our operations and have incurred net losses of approximately $4.6 million, $5.9 million and $11.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, we had unrestricted cash and cash equivalents of approximately $1.1 million and negative working capital of approximately $2.5 million.
For the years ended December 31, 2008, 2007 and 2006, we used approximately $0.6 million, $0.6 million and $19.7 million of net cash in operating activities, respectively. Our use of cash in operating activities in 2008 primarily related to higher receivables in both our Medical Products and Insurance Services segments related to growth in sales. Our use of cash in operating activities in 2007 primarily related to an increase in accounts receivable, primarily due to a change in the timing of invoicing to CIGNA related to the service fee arrangement effective for the 2007 Medicare Part D plan year and growth in net product sales, offset by a decrease in accounts payable and accrued expenses. The use of cash in operating activities in 2006 was primarily due to our overall efforts to expand our business operations, including the launch of our Insurance Services segment.
In the years ended December 31, 2008 and 2007, we used approximately $1.4 million and $6.4 million, respectively of net cash in investing activities. Cash used in investing activities in 2008 primarily related to the acquisition of property and equipment to support the growth of our business and improve operational efficiency. Cash used in investing activities in 2007 primarily related to the acquisition of DC&E and the acquisition of the assets of small medical equipment businesses, including inventory and customer lists, as well as property and equipment to support the growth of our business and improve operational efficiency. For the year ended December 31, 2006, investing activities provided net cash of approximately $8.1 million primarily related to the sale of our discount prescription drug card business and the dissolution of our Specialty Rx joint venture, partially offset by the acquisition of property and equipment.

For the years ended December 31, 2008, 2007 and 2006, we obtained approximately $1.1 million, $4.7 million and $1.8 million, respectively, of net cash from financing activities. For 2008, financing activities provided approximately $1.1 million of net cash, primarily related to draws under our line of credit, partially offset by principal repayments under our term loan, the repayment of a $1.5 million promissory note, as well as principal payments under our capital lease obligations. For 2007, net cash from financing activities primarily related to draws under our term loan. Cash provided by financing activities in 2006 primarily related to proceeds from the exercise of warrants.
We have a revolving line of credit in the principal amount of up to $10.0 million. The borrowing availability under the revolving line of credit, which matures on April 30, 2011, is limited by a borrowing base formula based upon our eligible receivables and inventory. As of December 31, 2008, the balance outstanding on the line was approximately $8.7 million and the unused portion available under the revolving line of credit was approximately $1.0 million.
On April 11, 2007, our credit agreement was amended and restated to, among other things, add a $7.0 million multi-draw term loan to the credit facility. On April 11, 2007, $1.5 million in proceeds from the term loan were funded into a restricted deposit account to serve as collateral for the facility as required under the amended and restated agreement. The remaining $5.5 million of the term loan was restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets. We borrowed approximately $5.3 million under the term loan facility for such acquisitions and the total amount outstanding under the term loan as of December 31, 2008, was approximately $4.0 million. Payment of the principal balance outstanding under the term loan is to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008.
On February 1, 2008, our credit agreement was amended to, among other things, temporarily increase the percentage of eligible accounts receivable available under the borrowing base through the end of 2008, increase the inventory availability under the borrowing base, and temporarily defer the due dates of installment payments under the term loan through June 30, 2008.
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

Beginning on February 28, 2010, we may be required by the Holders to redeem a portion of the Notes and the Holders shall have a right to require us to purchase from the Holders, at market price, up to $5,000,000 of our common stock to satisfy the Holders income tax liability resulting from the redemption. Furthermore, if the amount received by the Holders is still insufficient to pay the income taxes relating to the redemption, we have agreed to use commercially reasonable efforts to file a registration statement for the Holders of the Notes, failing which the Holders shall have right to require us to purchase from the Holders, at market price, up to an additional $2,500,000 of our common stock. We expect that in February 2010, approximately $4,700,000 of the principal amount of the Notes will be redeemed. (See Merger Agreement section below.)
In August 2005, we entered into a joint venture with U.S. Bioservices Corporation (“US Bio”) to develop and operate a specialty pharmacy business. US Bio and we determined that the terms of the program subsequently established by the Centers for Medicare and Medicaid Services were not economically viable and on September 27, 2006, we entered into an agreement with US Bio to dissolve the joint venture. As a condition of the dissolution agreement, we agreed to pay a termination fee to US Bio in the amount of $1.5 million, evidenced by a non-interest bearing promissory note to US Bio that matured, and was repaid, on February 21, 2008.
On February 5, 2007, as amended on June 29, 2007 and on August 24, 2007, we entered into a lease agreement for certain telecommunications equipment and computer software. The lease, which provides for monthly payments of approximately $75,000 through July 31, 2010, is being accounted for as a capital lease. As of December 31, 2008, the related capital lease obligation totaled approximately $1.2 million.
On September 4, 2007, we acquired all of the issued and outstanding capital stock of DC&E. At closing, we paid cash of $2.5 million and issued 473,933 unregistered shares of our common stock. If revenue associated with DC&E’s operations exceeds certain targets in 2008, 2009 and 2010, we may also be obligated to pay additional cash consideration totaling up to $2.5 million, $1.0 million and $1.0 million, respectively. As of December 31, 2008, we have accrued a liability for $1.3 million of additional consideration based upon DC&E’s results for 2008, which was payable in April 2009. On April 16, 2009, we entered into a settlement agreement with the seller, pursuant to which the total additional cash consideration related to the DC&E acquisition, including the amount earned and accrued for 2008, was fixed at $1,750,000, payable $300,000 on June 30, 2009, $300,000 on December 31, 2009, $300,000 on June 30, 2010, $400,000 on December 31, 2010 and $450,000 on June 30, 2011.
During 2006, 2007, 2008 and again in January 2009, we implemented plans to restructure and streamline our management organization and reduce our workforce in order to increase both our cost effectiveness and profitability. We would, if considered necessary, be able to further reduce operating costs associated with certain discretionary expenditures to mitigate the effects of any temporary cash flow shortages.

On May 1, 2008, we entered into a second amended and restated preferred vendor agreement with CIGNA that extended the term of the agreement through September 30, 2012 and automatically renews for additional one-year periods thereafter. Pursuant to the second amended and restated agreement, and through an anticipated transition date of the end of May 2009, we continue to provide CIGNA the same member service activities and selected marketing and enrollment services that we have historically provided in connection with CIGNA’s Medicare Part D Prescription Drug Plans. Following the Transition Date, we will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service, but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, compensation related to the services we currently provide to CIGNA was reduced by $400,000 per month for the period November 2008 through March 2009, and will be reduced an additional $100,000 per month subsequent to March 2009 through the Transition Date. Furthermore, the compensation related to the Post-Transition Services will be significantly reduced to reflect the reduction in overall services that we will provide to CIGNA. Revenue from CIGNA comprised approximately 91% of our service revenue for 2008 and as a result of reduced revenue from CIGNA related to the reduction in compensation from the Post-Transition Services that we will provide to CIGNA, we expect the profitability of our Insurance Services segment to decrease by approximately 70% to 80% on a per member-served basis beginning as early as the second quarter of 2009.
As of each month-end from October 31, 2008 through February 28, 2009, we were not in compliance with certain financial covenants under our credit facility and were thus in technical default of the credit agreement at such dates. On April 30, 2009, we obtained a waiver of our non-compliance with the financial covenants for all such periods from our credit facility lender, which eliminated the events of default, and our credit facility was amended to adjust the covenants for the remainder of 2009 to levels that we believe the Company will be able to satisfy. Our failure to comply with the covenants in our credit facility in future periods could result in an event of default. Upon the occurrence of such an event of default, our lender could elect to declare all amounts outstanding under our credit facility immediately due and payable. As of December 31, 2008 the total balance outstanding under our credit facility was approximately $12.7 million. An event of default or acceleration under our credit facility would also cause a cross-default of the Notes, which could result in the acceleration of the Notes.
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
Merger Agreement
On April 30, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ComVest NationsHealth Holdings, LLC, a wholly-owned subsidiary of ComVest Investment Partners III, L.P. (collectively, “ComVest”), pursuant to which ComVest will acquire all of the issued and outstanding common stock of NationsHealth currently held by stockholders, other than certain stockholders and members of our management, in a take-private transaction. Concurrently with the execution of the Merger Agreement, ComVest provided us a bridge loan in the principal amount of $3 million (the “Bridge Loan”), which bears interest at a rate of 10% per annum and matures on October 30, 2009. In the event that the Merger Agreement is terminated, the interest rate on the Bridge Loan shall be increased by 2% per annum at the end of each three-month period from the date of such termination. Upon closing of the transaction, the Bridge Loan will convert into shares of NationsHealth convertible preferred stock at $0.12 per share and ComVest will make an additional $5 million investment in the form of NationsHealth convertible preferred stock at $0.12 per share, the proceeds of which will be used to take us private, pay fees and expenses associated with the transaction, and for general working capital purposes. In addition, ComVest shall have the right to make an additional $2 million investment in NationsHealth convertible preferred stock at $0.12 per share for a period of one year following the closing date.
In connection with the transaction, we entered into amendments with our credit facility lender and the Holders of the Notes pursuant to which both debt facilities will remain in existence on substantially similar terms and conditions following the closing of the transaction. The amendment to the Notes will eliminate the early redemption that was expected to occur in February 2010, effective upon the closing of the transaction.

Closing of the transaction is subject to shareholder approval and approval of the proxy statement and other filings related to the transaction by the Securities and Exchange Commission. The Bridge Loan is subject to repayment by us prior to closing and maturity in the event of 1) shareholder approval of the transaction not being obtained, 2) withdrawal of the approval of the transaction by our Board of Directors prior to closing, or 3) us entering into a takeover transaction with a party other than ComVest. In the event the transaction is not consummated and the Bridge Loan is not repaid by us at maturity, ComVest may in certain circumstances enforce its rights under the Bridge Loan, including the option to convert the Bridge Loan into shares of NationsHealth convertible preferred stock at $0.05 per share. However, in no event would we be obligated to repay the Bridge Loan prior to April 30, 2010.
Off-Balance-Sheet Arrangements
As of December 31, 2008, we did not have any significant off-balance-sheet arrangements.
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
Revenue Recognition and Accounts Receivable
Medical Product Sales
We record revenue for our Medical Products segment at amounts expected to be collected from Medicare, other third-party payors, and directly from patients. We analyze various factors in determining revenue recognition, including, review of specific transactions, current Medicare regulations and reimbursement rates, and the credit-worthiness of patients. We recognize revenue related to product sales upon shipment of patient orders, provided that risk of loss has passed to the patient and the required written forms to bill Medicare, other third party payors and patients have been received and verified. Where applicable, contractual adjustments are recorded for the difference between expected reimbursement amounts and revenue recorded per the billing system. Revenue is not recognized for product shipments until that period in which the required documentation has been collected and verified. The costs related to these billings in process, consisting of the cost of products shipped, are deferred and charged to cost of product sales at the time the related revenue is recognized.

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
We record sales allowances for estimated claim denials related to unsettled amounts from Medicare and other third-party payors as a reduction of gross revenue. Allowances for claim denials are estimated based upon historical claim denial experience, and the rate at which we provide for such allowances is periodically adjusted to reflect actual claim denials and current trends. For the year ended December 31, 2008, a hypothetical change of 1% in the provision for claim denials as a percentage of gross product sales would have resulted in a change in our revenue and net loss of approximately $0.6 million.
We also establish reserves for estimated product returns, which are recorded as a reduction of gross revenue. Reserves for returns are estimated based upon historical returns experience and current trends, and changes in these factors could affect the timing and amount of revenue recognition in future periods.
Insurance Services
Revenue for our insurance services, including revenue recognized under our agreement with CIGNA, is recognized when earned as the services are performed and is presented in our consolidated statements of operations as service revenue. Revenue recognition is based upon the contractual fee and/or reimbursement provisions of the contracts, and adjustments to recorded revenue have historically not been significant.
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
Accounts receivable related to our Medical Products segment consist primarily of amounts due from 1) Medicare, 2) secondary insurance and other third-party payors, and 3) patients. The typical collection process begins with the electronic submission of a claim to Medicare or other primary insurance carrier, for which a response (and payment) is obtained within 45 to 60 days. Any claim denials are generally acted upon timely following the response and, where applicable, corrected claims are submitted to Medicare or third-party insurance carriers. A response (and payment) for amounts billed to secondary and other third-party insurance carriers generally occurs within 30-45 days of submission of the claim. On a monthly basis, an aging of outstanding third-party payor balances is generated and worked by collection personnel, including contacting the patient and/or insurance company in an attempt to determine why payment has not been remitted and obtain payment from the respective responsible party.

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
The following tables set forth our gross accounts receivable balances outstanding by aging category for each major payor source as of December 31, 2008 (in thousands):

	Aging of Accounts Receivable as of December 31, 2008
	< 30	31 – 60	61 – 120	> 120
Payor	Days	Days	Days	Days	Total

Medicare	$2,287	$536	$798	$2,649	$6,270
Commercial parties and Medicaid	2,441	1,092	1,107	4,179	8,819
Patients	276	253	533	2,746	3,808
Other (1)	3,686	826	463	—	4,975

Total gross accounts receivable	$8,690	$2,707	$2,901	$9,574	23,872

Less: Allowances					7,365

Accounts receivable, net					$16,507

(1)	Primarily represents amounts due from CIGNA and other clients of our Insurance Services segment.
Patient Acquisition and Related Costs
Patient acquisition and related costs represent the costs we incur in the development of our medical products patient base, including various media advertising. In accordance with AICPA Statement of Position (SOP) No. 93-7, Reporting on Advertising Costs, we expense such advertising costs as incurred. Direct-response advertising costs meeting the capitalization criteria of SOP 93-7 are required to be reported as an asset and amortized over the future benefit period. We historically have not met the criteria for capitalization as we are not able to demonstrate a direct link between specific sales to patients and specific advertising expenditures such that it is reasonable to conclude that the advertising will result in probable future benefits (probable future revenue). This accounting treatment generally results in advertising expenses being charged to earnings in periods prior to the recognition of the associated revenue.

The costs of acquiring patient lists are capitalized as an intangible asset and amortized over their expected lives of four years, with 35% amortized in the first year and the remaining 65% amortized on a straight-line basis over the succeeding three years.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires the disclosure of fair value of financial instruments according to a fair value hierarchy. Additionally, certain disclosures are required regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. The adoption of this standard had no impact on our operating results, cash flows or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The adoption of this standard had no impact on our operating results, cash flows or financial position.
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. The provisions of SFAS No. 141(R) are effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. If we enter into any new material acquisitions SFAS No. 141(R) may have a material impact on our operating results, cash flows or financial position.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with no early adoption permitted. We do not anticipate that the initial application of SFAS No. 160 will have a material impact on our operating results, cash flows or financial position.
In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. If we enter into any new material acquisitions which include intangible assets, FSP FAS 142-3 may have a material impact on our operating results, cash flows or financial position.

In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The FSP is to be applied retrospectively. We are currently assessing the impact that FSP APB 14-1 will have on our operating results, cash flows or financial position, if any.
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
The following factors, among others, create risks and uncertainties that could affect our future performance:
•	Restrictions imposed on us under our debt agreements may adversely affect our ability to operate our business
•	The heavy dependence of our Insurance Services segment on revenue derived under our agreement with CIGNA.
•	Competitive bidding for durable medical equipment (DME) and supplies
•	Reduction in reimbursement rates by Medicare for DME and supplies
•	Increases in the costs of medical products dispensed
•	Our history of operating losses and the possibility that we will incur significant additional operating losses
•	Our ability to raise the capital that we will need to sustain our operations
•	Our ability to attract new patients and retain existing patients
•	Identification of, and competition for, growth and expansion opportunities
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
We have audited the accompanying consolidated balance sheets of NationsHealth, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NationsHealth, Inc. at December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 15 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
Ernst & Young LLP
Fort Lauderdale, Florida
April 30, 2009

NATIONSHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,056	$1,925
Accounts receivable, net of allowances of $7,365 and $7,974, respectively	16,507	10,993
Inventory	3,236	2,557
Costs related to billings in process, net	1,416	326
Prepaid expenses and other current assets	712	927

Total current assets	22,927	16,728
Property and equipment, net	3,155	4,666
Customer contract intangible, net	5,487	7,755
Acquired customer lists, net	2,032	3,090
Other intangible assets, net	567	907
Goodwill	2,375	1,075
Restricted cash	1,899	1,899
Other assets, net	1,051	1,360

Total assets	$39,493	$37,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,892	$6,314
Accrued expenses	7,168	4,553
Promissory note payable, net	—	1,478
Current portion of long-term debt	2,809	2,810
Current portion of capital lease obligations	782	679
Line of credit	8,736	2,500

Total current liabilities	25,387	18,334

Long-Term Liabilities:
Convertible notes, related party, net	9,435	7,715
Long-term debt	1,171	3,980
Obligations under capital leases	638	1,396
Other long-term liabilities	1,588	1,212

Total long-term liabilities	12,832	14,303

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 29,389,731 and 29,408,763 issued and 28,551,805 and 29,318,591 outstanding, respectively	3	3
Additional paid-in capital	75,243	74,218
Accumulated deficit	(73,972)	(69,378)

Total stockholders’ equity	1,274	4,843

Total liabilities and stockholders’ equity	$39,493	$37,480

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenue:
Net product sales	$65,766	$46,070	$44,788
Prescription drug card revenue	—	—	3,983
Service revenue	34,610	31,450	38,445

	100,376	77,520	87,216

Cost of product sales	37,620	20,866	18,854
Cost of services	13,380	12,221	31,907

Gross Profit	49,376	44,433	36,455

Operating Expenses:
Patient acquisition and related costs	2,024	3,731	3,382
Patient service and fulfillment	13,061	9,544	8,286
General and administrative	22,333	24,753	27,940
Provision for doubtful accounts	3,895	1,991	3,625
Depreciation and amortization	5,123	6,419	5,231
Impairment of investment in joint venture	—	—	1,292
Restructuring costs	2,310	—	—
Gain on sale of business line	—	(338)	(5,000)

	48,746	46,100	44,756

Income (Loss) from Operations	630	(1,667)	(8,301)

Other Income (Expense):
Interest income	58	155	257
Interest expense, related party	(3,028)	(2,708)	(2,448)
Interest expense	(2,254)	(1,706)	(786)

	(5,224)	(4,259)	(2,977)

Net Loss	$(4,594)	$(5,926)	$(11,278)

Loss per share — basic and diluted	$(0.16)	$(0.21)	$(0.40)

Weighted average shares outstanding — basic and diluted	28,730	28,350	27,895

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional
	Common Stock		Paid-in	Unearned	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, December 31, 2005	27,810	$3	$68,949	$(2,761)	$(52,174)	$14,017
Issuances of common stock	52	—	395	—	—	395
Repurchases of common stock	(36)	—	(75)	—	—	(75)
Restricted stock awards, net of forfeitures	610	—	1,328	—	—	1,328
Warrant exercises	400	—	2,000	—	—	2,000
Reclassification of unearned compensation upon adoption of SFAS No. 123 (R)	—	—	(2,761)	2,761	—	—
Employee stock options, net of forfeitures	—	—	963	—	—	963
Employee stock option exercises	2	—	17	—	—	17
Net loss	—	—	—	—	(11,278)	(11,278)

Balance, December 31, 2006	28,838	3	70,816	—	(63,452)	7,367
Issuance of common stock for acquisition	474	—	479	—	—	479
Repurchases of common stock	(31)	—	(36)	—	—	(36)
Restricted stock awards, net of forfeitures	38	—	720	—	—	720
Accelerated vesting of equity compensation	—	—	1,566	—	—	1,566
Employee stock options, net of forfeitures	—	—	673	—	—	673
Net loss	—	—	—	—	(5,926)	(5,926)

Balance, December 31, 2007	29,319	3	74,218	—	(69,378)	4,843
Repurchases of common stock	(767)	—	(159)	—	—	(159)
Restricted stock awards, net of forfeitures	—	—	311	—	—	311
Accelerated vesting of equity compensation	—	—	324	—	—	324
Employee stock options, net of forfeitures	—	—	549	—	—	549
Net loss	—	—	—	—	(4,594)	(4,594)

Balance, December 31, 2008	28,552	$3	$75,243	$—	$(73,972)	$1,274

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net loss	$(4,594)	$(5,926)	$(11,278)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Gain on sales of business lines	—	(338)	(5,000)
Provision for doubtful accounts	3,895	1,991	3,625
Provision for sales allowances and returns	1,744	1,459	2,210
Reserve for (recovery of) costs related to billings in process	50	761	(280)
Depreciation and amortization	6,188	7,151	5,747
Amortization of note discount and other non-cash interest charges, net	2,516	2,118	1,441
Stock-based compensation	1,184	2,959	2,291
Impairment of investment in joint venture	—	—	1,292
Changes in operating assets and liabilities:
Accounts receivable	(10,672)	(6,164)	(3,115)
Inventory	(679)	(157)	(351)
Prepaid expenses and other assets	(606)	(1,122)	737
Accounts payable and accrued expenses	(439)	(3,341)	(15,644)
Deferred revenue	862	—	(1,335)

Net cash and cash equivalents used in operating activities:	(551)	(609)	(19,660)

Cash Flows from Investing Activities:
Proceeds from sales of business lines	—	—	7,600
Dissolution of joint venture	—	—	1,530
Maturity of available for sale investments, net	—	—	923
Deposit paid for acquisition	(250)	—	—
Acquisition of property and equipment	(1,131)	(1,056)	(1,669)
Acquisition of Diabetes Care and Education, Inc., net of cash acquired	—	(2,494)	—
Asset acquisitions	—	(2,856)	(280)

Net cash and cash equivalents (used in) provided by investing activities:	(1,381)	(6,406)	8,104

Cash Flows from Financing Activities:
Proceeds from exercise of warrants	—	—	2,000
Draws (principal repayments ) on term loan	(2,810)	6,789	—
Deposit of restricted cash under credit facility	—	(1,500)	—
Net draws on line of credit	6,236	—	100
Payment of promissory note	(1,500)	—	—
Payment of debt issuance costs	(20)	(100)	(100)
Repurchases of common stock	(159)	(36)	(75)
Principal payments under capital lease obligations	(684)	(437)	(133)
Proceeds from exercise of employee stock options	—	—	17

Net cash and cash equivalents provided by financing activities	1,063	4,716	1,809

Net Decrease in Cash and Cash Equivalents	(869)	(2,299)	(9,747)

Cash and Cash Equivalents, Beginning of Year	1,925	4,224	13,971

Cash and Cash Equivalents, End of Year	$1,056	$1,925	$4,224

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$2,721	$2,036	$1,578

Non-cash Financing Activities:

Payment of bonuses with stock	$—	$—	$395

Issuance of promissory note for joint venture termination fee	$—	$—	$1,500

Assets acquired under capital leases	$29	$2,426	$—

The accompanying notes are an integral part of these consolidated financial statements.

NATIONSHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
1. BUSINESS AND BASIS OF PRESENTATION
Business
NationsHealth, Inc. (“NationsHealth” or the “Company”) provides medical products nationwide to Medicare and managed care beneficiaries with a focus on improving the delivery and cost of healthcare to the approximately 45 million Medicare beneficiaries in the United States. NationsHealth also provides certain services, including marketing, insurance agent training and licensing, member enrollment and service, distribution and billing and collections, to Medicare Part D prescription drug plan providers and other Medicare benefit sponsors. NationsHealth has an agreement with Connecticut General Life Insurance Company (“CIGNA”) to service its Medicare Part D prescription drug plans nationally.
Principles of Consolidation
The consolidated financial statements include the accounts of NationsHealth and its wholly-owned subsidiaries, NationsHealth Holdings, LLC, United States Pharmaceutical Group, LLC and Diabetes Care & Education, Inc., as well as majority owned National Pharmaceuticals and Medical Products (USA), LLC. Intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain prior years’ amounts have been reclassified to conform to the current year presentation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Restricted Cash
Restricted cash at December 31, 2008 and 2007 includes a certificate of deposit collateralizing a letter of credit for approximately $300,000 (see Note 17). Restricted cash at December 31, 2008 and 2007 also includes $1,500,000 serving as collateral under the Company’s credit facility (see Note 11), which is invested in a short-term money market account with a financial institution.

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
Inventory
Inventory consists of medical supplies, primarily diabetes testing supplies, insulin pumps and pump supplies, and medications. Inventory is stated at the lower of cost, determined on the first-in, first-out method, or market.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. Goodwill is not amortized but is tested for impairment annually, or more frequently if impairment indicators arise. The Company tested goodwill recorded as a result of the acquisition of Diabetes Care and Education, Inc. (“DC&E”) as of December 31, 2008 by comparing DC&E’s carrying value to its estimated fair value. DC&E’s fair value as of December 31, 2008 was estimated based upon its discounted future cash flows. Since DC&E’s fair value exceeded its carrying value as of December 31, 2008, the annual impairment analysis did not result in any goodwill impairment. Intangible assets with finite lives are amortized over their expected lives. The Company reviews its long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
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
The Company records sales allowances for estimated claim denials related to unsettled amounts from Medicare and other third-party payors as a reduction of gross revenue. Allowances for claim denials are estimated based upon historical claim denial experience, and the rate at which such allowances are provided is periodically adjusted to reflect actual claim denials and current trends. The Company also establishes reserves for estimated product returns, which are recorded as a reduction of gross revenue. Reserves for returns are estimated based upon historical returns experience and current trends.

Where applicable, contractual adjustments are recorded for the difference between expected reimbursement amounts and revenue recorded per the billing system. Such adjustments are recorded as a reduction of both gross revenue and accounts receivable. Revenue is not recognized for product shipments until the period in which the required documentation has been collected and verified. The costs related to billings in process, consisting of the cost of products shipped, are deferred in the Company’s consolidated balance sheet, and are charged to cost of product sales at the time the related revenue is recognized.
Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to other third party payors or directly to patients. Revenue received directly from Medicare, which relates to the Company’s Medical Products segment, represented approximately 30%, 34% and 41% of total revenue in 2008, 2007 and 2006, respectively.
Prior to October 1, 2005, the Company provided individuals with discount prescription drug cards, which were accepted at pharmacies nationwide (the “Discount Prescription Drug Card Business”). Each time a cardholder saved money using one of these cards, the Company received a fee ranging from $0.70 to $1.30 per transaction. Revenue was recognized in the month the transaction occurred. Additionally, the Company earned manufacturer rebates when cardholders purchased certain drugs using the card. Revenue from manufacturer rebates was recognized when earned and the amount fixed and determinable. On September 5, 2006, the Company sold the Discount Prescription Drug Card Business (see Note 7). Accordingly, the Company had no revenue from the Discount Prescription Drug Card Business for the years ended December 31, 2007 and 2008.
Revenue related to the Company’s Insurance Services segment is recognized when earned as the services are performed and is presented in the accompanying consolidated statements of operations as service revenue. The direct costs of providing contracted services performed on behalf of these clients are shown as cost of services in arriving at gross profit. Revenue from CIGNA, which is included in the Company’s Insurance Services segment, represented approximately 31%, 38% and 40% of total revenue in 2008, 2007 and 2006, respectively.
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
Advertising costs, which are included in patient acquisition and related costs and, to the extent related to services revenue, in cost of services, are expensed as incurred. Advertising costs were approximately $609,000, $1,343,000 and $9,064,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Patient Service and Fulfillment Expenses
Patient service and fulfillment expenses, which relate to the Company’s Medical Products segment, consist primarily of costs to service existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs. Product shipping costs were approximately $2,120,000, $1,736,000 and $1,906,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
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
The fair value of the Company’s credit facility borrowings is estimated based on current rates offered to the Company for debt of comparable maturities and similar collateral requirements, and approximates carrying value.
Based upon various factors, including borrowing rates and the market value for the Company’s common stock, the estimated fair value of the Company’s convertible notes as of December 31, 2008 was approximately $11,720,000, compared to a carrying value of approximately $9,435,000.
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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires the disclosure of fair value of financial instruments according to a fair value hierarchy. Additionally, certain disclosures are required regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. The adoption of this standard had no impact on the Company’s operating results, cash flows or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The adoption of this standard had no impact on the Company’s operating results, cash flows or financial position.
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. The provisions of SFAS No. 141(R) are effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. If the Company enters into any new material acquisitions, SFAS No. 141(R) may have a material impact on its operating results, cash flows or financial position.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with no early adoption permitted. The Company does not anticipate that the initial application of SFAS No. 160 will have material impact on its operating results, cash flows or financial position.
In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. If the Company enters into any new material acquisitions which include intangible assets, FSP FAS 142-3 may have a material impact on its operating results, cash flows or financial position.

In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The FSP is to be applied retrospectively. The Company is currently assessing the impact that FSP APB 14-1 will have on its operating results, cash flows or financial position, if any.
3. LIQUIDITY CONSIDERATIONS
From inception and continuing through 2008, the Company has used significant amounts of cash in its operations and has incurred net losses of approximately $4,594,000, $5,926,000 and $11,278,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As reflected in the accompanying consolidated balance sheet, the Company had unrestricted cash and cash equivalents of approximately $1,056,000, and negative working capital of approximately $2,460,000, as of December 31, 2008.
Management’s plans with regard to these matters encompass the following:
Cost Reductions
During 2006, 2007 and 2008, and again in January 2009, the Company implemented plans to restructure and streamline its management organization and reduce its workforce in order to increase both cost effectiveness and profitability. Management would, if considered necessary, be able to further reduce operating costs associated with discretionary patient acquisition activities and other operating costs to mitigate the effects of any temporary cash flow shortages.
Sales of Lines of Business
In 2005, the Company sold its respiratory line of business for a total of approximately $16,000,000. In 2006, the Company sold its Discount Prescription Drug Card business for $6,000,000, subject to an approximately $662,000 reduction (see Note 7). Management believes that additional opportunities are available to raise cash from the sale of a portion of the Company’s assets.
Credit Facility
The Company has a revolving line of credit agreement, as amended and restated on April 11, 2007 (see Note 11). As of December 31, 2008, the unused portion available under the revolving line of credit was approximately $1,040,000.

As of each month-end from October 31, 2008 through February 28, 2009, the Company was not in compliance with certain financial covenants under its credit facility and was thus in technical default of the credit agreement at such dates. On April 30, 2009, the Company obtained a waiver of its non-compliance with the financial covenants for all such periods from its credit facility lender, which eliminated the events of default, and the credit facility was amended to adjust the covenants for the remainder of 2009 to levels that management believes the Company will be able to satisfy.
Summary
Management believes that the actions taken by the Company provide the opportunity for the Company to improve profitability and that the Company has sufficient liquidity to continue as a going concern. However, there can be no assurances that the Company will have adequate liquidity or that profitability will be achieved. (See Note 21.)
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
On May 26, 2006, the Company and CIGNA entered into an Amended and Restated Preferred Vendor Agreement (the “Amended and Restated Agreement”), which amended and restated the agreement entered into on May 4, 2005. The initial term (the “Initial Term”) of the Amended and Restated Agreement was to expire on December 31, 2009. The Amended and Restated Agreement was contingent upon the continued award of Part D contracts to CIGNA by CMS.
On May 1, 2008, the Company entered into a Second Amended and Restated Preferred Vendor Agreement with CIGNA (the “Second Amendment”), which amended and restated the preferred vendor agreement entered into with CIGNA on May 26, 2006. The Second Amendment extended the term of the agreement through September 30, 2012 and automatically renews for additional one-year periods unless either party provides to the other party notice to terminate not later than July 1, 2012, or any subsequent renewal year.
Pursuant to the Second Amendment, and through an anticipated transition date of no earlier than the end of May 2009 (the “Transition Date”), the Company continues to provide CIGNA the same member service activities and selected marketing and enrollment services it has historically provided (the “Pre-Transition Services”) in connection with CIGNA’s Medicare Rx Medicare Part D Prescription Drug Plans. Following the Transition Date, the Company will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service (collectively, the “Post-Transition Services”), but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, compensation related to the Pre-Transition Services was reduced by $400,000 per month for the period November 2008 through March 2009, the impact of which was recognized over the period May 2008 through March 2009. Compensation related to the Pre-Transition Services will be reduced by $500,000 per month subsequent to March 2009 through the Transition Date. Furthermore, the compensation related to the Post-Transition Services will be significantly reduced to reflect the reduction in overall services that the Company will provide to CIGNA.

As a result of the Second Amendment, the Company was relieved of certain obligations related to the 2006 plan year, pursuant to which the Company recognized incremental insurance services revenue of $500,000 during the second quarter of 2008. Additionally, in connection with the extension of the term of the agreement, the amortization period of the related CIGNA contract intangible asset (see Note 9) was extended through September 30, 2012. The effect of the change in amortization period was a decrease in amortization expense and net loss of approximately $1,600,000, and a decrease in loss per share of $0.06, for the year ended December 31, 2008.
5. BUSINESS COMBINATION
On September 4, 2007, the Company acquired all of the issued and outstanding capital stock of Diabetes Care and Education, Inc. (“DC&E”). DC&E is a provider of insulin pumps, pump supplies and blood glucose monitoring equipment and supplies through its three facilities in Kentucky, North Carolina and South Carolina. DC&E also offers diabetes education to individuals with diabetes through its American Diabetes Association recognized education programs. The acquisition was made as part of the Company’s strategy to add customers and expand product offerings that are complimentary to its diabetes supplies business, and the DC&E operations have become a part of the Company’s Medical Products segment. The Company paid cash at closing of $2,500,000 and issued 473,933 unregistered shares of its common stock with a fair value of approximately $479,000, based upon the closing price on the date of the acquisition. The Company also incurred legal fees and a broker commission totaling approximately $321,000, resulting in a total purchase price of approximately $3,300,000. If revenue associated with DC&E’s operations exceeds certain targets in 2008, 2009 and 2010, the Company may also be obligated to pay additional cash consideration totaling up to $2,500,000, $1,000,000 and $1,000,000, respectively. As of December 31, 2008, the Company had accrued a liability for $1,300,000 of additional consideration based upon DC&E’s results for 2008. The accrual for the additional consideration was recorded as additional goodwill from the DC&E acquisition, and any further additional consideration for the acquisition will also be recorded to goodwill.
On April 16, 2009, the Company entered into a Settlement Agreement and General Release with the seller, pursuant to which the total additional cash consideration related to the DC&E acquisition, including the amount earned and accrued for 2008, was fixed at $1,750,000, payable $300,000 on June 30, 2009, $300,000 on December 31, 2009, $300,000 on June 30, 2010, $400,000 on December 31, 2010 and $450,000 on June 30, 2011. Pursuant to the settlement agreement, the seller returned the shares of common stock originally issued in connection with the acquisition back to the Company.
The following table summarizes the allocation of the purchase price for DC&E (in thousands):

Assets
Current assets	$2,331
Provider contracts and relationships	930
Customer list	880
Non-compete agreement	90
Goodwill	1,075

Total assets acquired	5,306

Liabilities
Current liabilities	(1,982)
Long-term debt	(24)

Total liabilities assumed	(2,006)

Net assets acquired	$3,300

The Company estimated the fair value of DC&E’s identifiable intangible assets based upon a third-party valuation. The weighted average amortization period for the acquired intangible assets with finite lives is approximately 3.5 years.
In connection with the acquisition, and including the additional consideration accrued as of December 31, 2008, the Company recorded approximately $2,375,000, representing the excess of the purchase price of DC&E over the net amounts assigned to assets acquired and liabilities assumed, as goodwill. The goodwill resulting from the DC&E acquisition is allocated to the Company’s Medical Products segment, and no portion of the goodwill will be deductible for tax purposes.
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
On September 27, 2006, the Company entered into an agreement (the “Dissolution Agreement”) with US Bio to dissolve Specialty Rx. Pursuant to the Dissolution Agreement, the Operating Agreement was terminated and the capital contributions of $1,530,000 and $1,470,000 were returned to the Company and US Bio, respectively. As a condition of the Dissolution Agreement, the Company agreed to pay a termination fee (the “Termination Fee”) to US Bio in the amount of $1,500,000, evidenced by a promissory note (the “Promissory Note”) to US Bio. The non-interest bearing Promissory Note, which matured and was paid on February 21, 2008, was recorded net of a discount for imputed interest of approximately $208,000. The discount on the Promissory Note was amortized to interest expense over its term, based on the effective interest method. The Company recorded an impairment charge totaling approximately $1,292,000 during 2006 to write-down the investment in the joint venture to its estimated net realizable value. The impairment charge recorded represented the net present value of the Promissory Note issued for the Termination Fee.

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
8. PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the respective lease term or the estimated useful lives of the assets. Depreciation and amortization of property and equipment amounted to $2,523,000, $2,326,000 and $1,858,000 for 2008, 2007 and 2006, respectively. Property and equipment consists of the following:

	Estimated Useful	December 31,
	Life (Years)	2008	2007
		(in thousands)

Office and computer equipment	3-5	$3,414	$3,533
Furniture and fixtures	5	778	922
Leasehold improvements	Up to 5	892	917
Software	3	3,936	4,987

		9,020	10,359
Less accumulated depreciation and amortization		5,865	5,693

		$3,155	$4,666

The Company capitalizes certain internally developed software costs, which are being amortized on a straight-line basis over the estimated useful lives of the software, generally three years. The amount of capitalized software development costs included in property and equipment in the accompanying consolidated balance sheets totaled $164,000, net of accumulated amortization of $1,535,000, as of December 31, 2008, and $706,000, net of accumulated amortization of $2,144,000, as of December 31, 2007. Amortization of software development costs amounted to $578,000, $590,000 and $686,000 for 2008, 2007 and 2006, respectively.
Capital leases of equipment and software are included in property and equipment in the accompanying consolidated balance sheets in the amount of approximately $1,166,000, net of accumulated amortization of approximately $1,435,000, as of December 31, 2008, and approximately $1,948,000, net of accumulated amortization of approximately $633,000, as of December 31, 2007. Amortization of assets recorded under capital leases is included in depreciation and amortization in the accompanying consolidated statements of operations.

9. INTANGIBLE ASSETS
In conjunction with the Company’s agreement with CIGNA (see Note 4), on November 4, 2005, CIGNA purchased from the Company 303,030 shares of its common stock for $6.60 per share, which was below the $7.88 per share market price of the stock on such date, and the Company issued to CIGNA warrants to purchase 2,936,450 shares of its common stock at $6.60 per share. The fair value of the warrants and the discount from the fair value of the common stock on the date of purchase, totaling approximately $16,156,000, was recorded as an intangible asset specifically identifiable to the CIGNA contract. The original agreement with CIGNA established the Company as the exclusive provider of certain services with respect to CIGNA’s Part D plans and conveyed to the Company a contractual legal right to provide such services for a specified period of time. The CIGNA contract embodied probable future economic benefit to the Company, and thus the costs of acquiring the contract, represented by the equity consideration granted to CIGNA, met the criteria for recognition of an asset. From the date of issuance of the warrants to CIGNA through the effective date of the Second Amendment on May 1, 2008, the Company amortized the CIGNA contract intangible on a straight-line basis over the original term of the agreement. In connection with the Second Amendment, the Company began amortizing the remaining carrying value of the contract intangible on a straight-line basis through the new term of September 30, 2012.
In addition to the intangible assets recorded in connection with the acquisition of DC&E (see Note 5), during the year ended December 31, 2007 the Company recorded intangible assets totaling approximately $2,775,000 related to the acquisition of certain assets of diabetes supply companies. The purchase price for each acquisition was allocated to all the assets acquired, including customer lists, inventory and other assets, if any, based on their relative fair values.
The costs of acquired customer lists are amortized over their expected lives of four years, with 35% amortized in the first year and the remaining 65% amortized on a straight-line basis over the succeeding three years. The costs of the non-compete agreement and provider contracts and relationships are amortized on a straight-line basis over their expected lives of three years.
Amounts recorded for the Company’s intangible assets with finite lives, all of which pertain to the Company’s Medical Products segment, as of December 31, 2008 and 2007 were as follows:

	2008			2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(in thousands)
Customer contract	$16,156	$(10,669)	$5,487	$16,156	$(8,401)	$7,755
Provider contracts and relationships	930	(413)	517	930	(103)	827
Acquired customer lists	3,935	(1,903)	2,032	3,935	(845)	3,090
Non-compete agreement	90	(40)	50	90	(10)	80

	$21,111	$(13,025)	$8,086	$21,111	$(9,359)	$11,752

Amortization of intangible assets amounted to $3,665,000, $4,825,000 and $3,889,000 for 2008, 2007 and 2006, respectively. Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,

2009	$2,656
2010	2,537
2011	1,796
2012	1,097
10. ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007

Accrued compensation	$2,177	$1,425
Accrued refunds	777	1,216
Other	4,214	1,912

	$7,168	$4,553

11. CREDIT FACILITY
The Company entered into a revolving credit agreement in April 2004, which was subsequently amended and restated from time to time, and had a maturity date of April 30, 2010. Under the agreement, as amended and restated, the available funding is limited by a borrowing base, comprised of a percentage of eligible accounts receivable and inventory, as defined, up to a maximum of $10,000,000. The credit agreement requires the Company to maintain a lock-box arrangement, whereby amounts received into the lock-box are applied to reduce the revolving credit facility outstanding, and contains certain subjective acceleration clauses in the event of a material adverse event, as defined. Borrowings under the credit agreement are classified as current liabilities in the Company’s balance sheet in accordance with the provisions set forth in Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”
The revolving line bears interest monthly at the higher of prime plus 3% or 8.25%, plus certain additional fees and charges. As of December 31, 2008, the rate under the facility was 8.25% per annum. The line is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA, as defined in the credit agreement, and fixed charge coverage ratios, as well as minimum monthly cash collections of accounts receivable and minimum liquidity, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of December 31, 2008, the outstanding balance under the line of credit was $8,736,000, and the unused portion available thereunder was approximately $1,040,000.

On April 11, 2007, the Company entered into a Third Amended and Restated Revolving Credit, Term Loan and Security Agreement with the lender (the “Third Amended and Restated Credit Agreement”). The Third Amended and Restated Credit Agreement retained the existing $10,000,000 revolving credit facility, the subjective acceleration clauses in the event of a material adverse event, as defined, and existing maturity date of the overall credit facility of April 30, 2010, and added a $7,000,000 multi-draw term loan (the “Term Loan”) to the credit facility. On April 11, 2007, $1,500,000 of proceeds from the Term Loan were funded into a restricted deposit account to serve as collateral for the facility as required under the Third Amended and Restated Credit Agreement. The remainder of the Term Loan was restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets. An additional $5,289,000 was drawn on the Term Loan for such purposes. The Third Amended and Restated Credit Agreement also adjusted the financial covenants of the credit facility and added a covenant related to the Company’s diabetic patient count.
Under the Third Amended and Restated Credit Agreement, payment of the principal balance outstanding under the Term Loan is to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008. On February 1, 2008, the Third Amended and Restated Credit Agreement was amended to, among other things, temporarily increase the percentage of eligible accounts receivable available under the credit line borrowing base through the end of 2008 and temporarily defer the due dates of the installment payments under the Term Loan through June 30, 2008. As of December 31, 2008, the total balance outstanding under the Term Loan was approximately $3,980,000. In connection with the February 2008 amendment, the maturity date of the overall credit facility was extended to April 30, 2011.
On March 27, 2008, the Third Amended and Restated Credit Agreement was further amended to adjust the financial covenants to account for the Company’s actual and projected financial results. In connection with the amendment, the annual interest rate on the revolving line of credit was increased from the higher of prime plus 2.5% or 6.5%, to the higher of prime plus 3% or 8.25%, and the annual interest rate on the Term Loan was increased from the higher of prime plus 1.0% or 5%, to the higher of prime plus 4.5% or 9.75%, effective as of the amendment date.
In connection with the Third Amended and Restated Credit Agreement, on April 11, 2007, the Company entered into a Second Amended and Restated Equity Participation Fee Agreement with the lender. Pursuant to this agreement, the Company agreed to pay a fixed equity participation fee of $1,375,000 at the maturity date or on earlier termination of the credit facility. In connection with the February 2008 amendment to the Third Amended and Restated Credit Agreement, the amount of the equity participation fee was revised to $1,575,000. As of December 31, 2008, the Company had accrued approximately $1,078,000 related to the equity participation fee as additional interest expense.
As of each month end from October 31, 2008 through February 28, 2009, the Company was not in compliance with certain financial covenants under the credit facility. On April 30, 2009, the Company obtained a waiver of its non-compliance with the financial covenants for all such periods from the lender, and the credit facility was amended to adjust the covenants for the remainder of 2009 to levels that management believes the Company will be able to satisfy.
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

The Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%, payable monthly. The Notes are secured by substantially all the Company’s assets, but are subordinated to the credit facility (see Note 11). The Notes may be subordinated to future indebtedness not to exceed $20,000,000 in the aggregate, or, if the Company achieves certain performance criteria, $25,000,000. The Holders may convert the Notes into shares of the Company’s common stock at a conversion price of $6.56 per share, subject to certain anti-dilution provisions. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by the Company. Through December 31, 2008, no events have occurred that would trigger adjustments for anti-dilution.
The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction. If Notes are redeemed at the option of the Company, other than upon a change of control transaction, the Holders may elect to receive either (i) the principal and unpaid interest (the “Par Redemption Price”) plus warrants with the exercise price and for the number of shares for which the Notes would have been convertible into immediately prior to such redemption, or (ii) 110% of the principal amount of the Notes plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price. Through December 31, 2008, no events have occurred that would trigger any of these rights.
Beginning on February 28, 2010, the Company may be required by the Holders to redeem a portion of the Notes at the Par Redemption Price and the Holders shall have a right (the “Tax Put Right”) to require the Company to purchase from the Holders, at market price, up to $5,000,000 of the Company’s common stock to satisfy the Holders income tax liability resulting from the redemption. Furthermore, if the amount received by the Holders is still insufficient to pay the income taxes relating to the redemption, the Company shall use commercially reasonable efforts to file a registration statement for the Holders of the Notes, failing which the holders of the Notes shall have an additional Tax Put Right in the amount of up to $2,500,000 in the aggregate for all such redemptions. The Company expects that in February 2010, approximately $4,700,000 of the principal amount of the Notes will be redeemed. (See Note 21.)
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
13. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. Through December 31, 2008, no shares of preferred stock have been issued.

Warrants
Pursuant to its initial public offering (the “Offering”) on August 28, 2003, the Company sold 4,025,000 units (“Units”), including 525,000 Units that were issued upon exercise of the underwriters’ over-allotment option. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and two Redeemable Common Stock Purchase Warrants (the “Warrants”). Separate trading of the Company’s common stock and the Warrants underlying the Units commenced on September 9, 2003. Each warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $5.00. During the year ended December 31, 2006, 399,920 Warrants were exercised resulting in proceeds of approximately $2,000,000. Through August 24, 2007, 1,161,925 of the Warrants had been exercised and the remaining 6,888,075 Warrants expired on that date. In connection with the Offering, the Company also issued an option (the “Underwriters’ Option”) for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. The Underwriters’ Option expired unexercised on August 24, 2008.
On March 9, 2004, the Company granted warrants, which expire on August 31, 2011, to purchase an aggregate of 45,000 shares of common stock at an exercise price of $8.50 per share to three consultants. Through December 31, 2008, none of the warrants had been exercised.
As discussed in Note 9, the Company issued to CIGNA warrants to purchase 2,936,450 shares of its common stock at $6.60 per share (the “CIGNA Warrants”). The warrants were fully vested and non-forfeitable on the date of grant with an initial term of 7 years, extendible to 10 years if certain conditions were met. In connection with the Company’s repurchase of 303,030 shares of its common stock from CIGNA on September 30, 2008, the CIGNA Warrants were returned to the Company and cancelled.
Common Stock Reserved
As of December 31, 2008, the Company had 5,245,642 shares of common stock reserved for issuance for warrants, the Company’s equity compensation plans, and the MHR Notes which totaled 45,000, 2,914,057 and 2,286,585 respectively.
14. RESTRUCTURING COSTS
Commencing in May 2008 and through the end of 2008, the Company undertook a corporate restructuring, including changes in its executive management and the elimination of approximately 120 positions company-wide. As a result of the restructuring, charges totaling approximately $2,310,000 were recognized in the year ended December 31, 2008, primarily for severance costs. Through December 31, 2008 the Company paid cash of approximately $1,379,000 for restructuring costs and at December 31, 2008 approximately $607,000 of remaining severance obligations is included in accrued expenses.
15. EMPLOYEE STOCK COMPENSATION AND BENEFIT PLANS
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

Awards of options to employees under the 2004 Plan and 2005 Plan generally vest over a four-year period, with pro rata vesting upon the first anniversary of the grant and each six months thereafter. Awards of options have a maximum term of six years and the Company generally issues new shares upon exercise. The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $0.23, $0.71 and $1.58, respectively.
The Company recognizes compensation cost related to stock options and other share-based awards on a straight-line basis over the requisite service period. The total compensation cost recognized during the years ended December 31, 2008, 2007 and 2006 related to grants under the 2004 Plan and 2005 Plan was approximately $1,184,000, $2,959,000 and $2,291,000, respectively. As of December 31, 2008, there was approximately $383,000 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average period of 3.1 years. The intrinsic value of all options granted during the years ended December 31, 2008, 2007 and 2006 was $0 and as of December 31, 2008 the aggregate intrinsic value of options outstanding, including exercisable options, was $0.
The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

	2008 Grants	2007 Grants	2006 Grants

Weighted average expected volatility	110%	76%	58%
Range of expected volatility	110% – 120%	70% – 80%	50% – 70%
Range of risk free interest rate	3.10% – 3.11%	3.71% – 4.91%	4.35% – 5.13%
Expected term	5.0 years	5.0 years	5.0 years
Expected annual forfeiture rate	40%	20%	20%
Expected dividend rate	0%	0%	0%
Expected volatility is estimated based on the historical volatility of the Company’s common stock since the date of the Offering and the volatility of the common stock of other companies in the same industry. Due to the Company’s lack of historical exercise activity, the expected term for options granted was derived using the midpoint of the vesting period and the contractual term.
A summary of the activity and status of the Company’s stock options is as follows for the year ended December 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of year	1,440,619	$4.86
Granted	696,075	0.29
Exercised	—	—
Forfeited	(195,035)	1.86
Expired	(110,841)	4.65

Outstanding at end of year	1,830,818	$3.46	3.59

Vested and exercisable at end of year	945,418	$5.99	2.23

Vested and expected to vest at end of year	1,304,741	$4.62	2.96

The fair value of the restricted stock as of the date of grant is recorded to compensation expense on a straight-line basis over the vesting periods of the awards, which range from one to five years. The total grant date fair value of restricted stock vested during the years ended December 31, 2008, 2007, and 2006 was approximately $363,000, $2,268,000, and $1,328,000, respectively. Approximately $567,000, $2,286,000 and $1,328,000 of compensation expense was recognized during the years ended December 31, 2008, 2007 and 2006, respectively, related to restricted stock awards. Compensation expense for 2008 and 2007 included approximately $256,000 and $1,566,000, respectively, of expense associated with the acceleration of vesting of certain restricted stock awards. As of December 31, 2008, there was approximately $521,000 of total unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a remaining weighted average period of 1.2 years. Based upon the Company’s history of forfeitures of restricted stock awards, forfeitures were estimated at 15% for the years ended December 31, 2008, 2007 and 2006.
A summary of the activity and status of the Company’s restricted stock grants is as follows for the year ended December 31, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested restricted stock grants at beginning of year	317,908	$2.65
Granted	—	—
Vested	(159,788)	$2.27
Forfeited	—	—

Nonvested restricted stock grants at end of year	158,120	$2.13

An additional award of 200,000 shares of restricted stock with a grant date fair value of $594,000, or $2.97 per share, was granted to a key employee in June 2006 by certain principal stockholders of the Company. Including the 200,000 shares granted by stockholders of the Company, as of December 31, 2008, there were 358,120 shares of non-vested restricted stock outstanding, with a weighted average grant date fair value of $2.60 per share.
Through December 31, 2005, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. As of December 31, 2005, the Company had a balance of approximately $2,761,000 in unearned compensation related to awards of nonvested restricted stock. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” using the “modified prospective” method and reclassified the balance in unearned compensation to additional paid-in capital.
Employee Savings Plan
The Company offers its employees a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board of Directors, the Company may elect to make contributions into the savings plan. Through December 31, 2008, the Board has not authorized any contributions to the plan.

16. INCOME TAXES
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
The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2008 and 2007 are presented below (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$12,808	$12,918
Stock-based compensation	350	2,464
Allowances for doubtful accounts, claims denials and returns	2,816	3,074
Accrued payroll	577	374
Other	1,430	1,126

Total deferred tax assets	17,981	19,956
Less valuation allowance	(16,801)	(17,862)

	1,180	2,094

Deferred tax liabilities:
Discount on Notes	(844)	(1,105)
Finite-lived intangible assets	(213)	(634)
Software development costs	(73)	(285)
Other	(50)	(70)

Total deferred tax liabilities	(1,180)	(2,094)

Net deferred taxes	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Because of the Company’s lack of earnings history, the net deferred tax assets have been offset by a full valuation allowance. The decrease in the valuation allowance for the year ended December 31, 2008 was $1,061,000.
At December 31, 2008, the Company had net operating loss carryforwards available of approximately $34,037,000. These carryforwards expire through 2028.
The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Tax at U.S. statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.7%	3.0%	3.3%
Non-deductible items	(8.7%)	(9.0%)	(3.2%)
Write-off of deferred tax asset to non-deductible items	—%	(31.3%)	(8.6%)
Change in valuation allowance	(28.0%)	3.3%	(25.5%)

Income tax expense	—%	—%	—%

From January 1, 2008 through December 31, 2008, the Company had no material changes to unrecognized tax benefits, and no adjustments to its financial position, results of operations or cash flows were required. The Company does not expect that unrecognized tax benefits will increase within the next 12 months. In the event the Company was to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense. Tax years 2007 through 2008 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.
17. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS
Leases and Debt Maturities
The Company leases certain office space, warehouse and distribution space, and equipment under noncancelable operating and capital leases. Significant operating leases include the Company’s corporate offices in Sunrise, Florida, which is scheduled to expire in August 2010 and contains renewal options for two three-year terms, the lease for the Company’s distribution center in Weston, Florida, which is scheduled to expire in September 2011 and the Company’s facility in Louisville, Kentucky, which is scheduled to expire in February 2014. Certain of these leases contain rent concessions and payment escalations, in which case rent expense, including the impact of the concessions and/or escalations, is recognized on a straight-line basis over the term of the lease. The Company’s corporate office lease also included approximately $380,000 of leasehold improvement incentives, which have been capitalized and are being amortized as an adjustment to rent expense on a straight-line basis over the initial term of the lease.
Rent expense under all operating leases was approximately $2,045,000, $1,707,000 and $1,750,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
On February 5, 2007, as amended on June 29, 2007 and August 24, 2007, the Company entered into a lease agreement for certain telecommunications equipment and computer software. The lease, which provides for monthly payments of approximately $75,000 through July 31, 2010, is being accounted for as a capital lease. As of December 31, 2008, the related capital lease obligation totaled approximately $1,200,000.
As described in Note 12, the Company has MHR Notes outstanding in the principal amount of $15,000,000 that bear interest at 7.75% and mature on February 28, 2012. The MHR Notes are convertible by MHR and redeemable by the Company at any time; therefore, future payments for interest are subject to the MHR Notes remaining outstanding. Pursuant to the terms of the MHR Notes, the Company expects that it will be required to repay (redeem) approximately $4,700,000 of the principal amount of the MHR Notes in February 2010 and $10,300,000 in 2012 (see Note 21). At December 31, 2008 the Company also has an outstanding balance totaling approximately $3,980,000 under the Term Loan, which is being repaid in monthly installments through April 2010 (see Note 11).

The approximate future minimum lease payments under capital and operating leases and maturities of long-term debt at December 31, 2008 are as follows (in thousands):

	Capital	Operating	Debt
Year Ending December 31,	Leases	Leases	Maturities

2009	$972	$1,943	$2,809
2010	585	1,374	5,871
2011	59	498	—
2012	48	231	10,300
2013	—	231	—
Thereafter	—	38	—

	1,664	$4,315	$18,980

Less: amounts representing interest	244

Net present value of capital lease obligations	$1,420

Letter of Credit
As of December 31, 2008, the Company is contingently liable under an open standby letter of credit for approximately $300,000 in favor of the landlord of the Company’s leased corporate headquarters.
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
In April 2007, Mr. Gregg partially exercised his Put Right to require the Company to purchase $750,000 of the Company’s common stock beneficially owned by Mr. Gregg, representing 500,000 shares based on the closing price of $1.50 per share on the trading day prior to the put notice. In July 2007, in connection with RGGPLS’s transfer to Mr. Gregg of 288,000 shares of the Company’s common stock, Mr. Gregg executed an acknowledgement that the proceeds from any sale by him of the 288,000 shares in the open market or to any third party would satisfy a portion of the Company’s obligation pursuant to the Put Right.

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
On August 1, 2008, the Company purchased the remaining 224,120 shares from the April 2007 put for approximately $43,000, or $0.19 per share. In accordance with the Settlement Agreement, the Company paid the remaining shortfall amount to Mr. Gregg in monthly installments of $40,000. As of December 31, 2008, there was approximately $94,000 included in accrued expenses related to the remaining shortfall amount, which was satisfied in full subsequent to year-end.
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
Pursuant to the terms of the Stone Amended Agreement and the Stone Settlement Agreement, (i) Mr. Stone resigned as the Company’s President and Chief Information Officer effective May 29, 2008, and (ii) effective May 29, 2008, Mr. Stone began serving as Executive Vice President of Corporate Development. In accordance with the Original Stone Agreement, the Company made payments totaling $1,000,000 (the “Stone Severance Benefits”) to Mr. Stone in 20 equal semi-monthly installments through March 15, 2009. As of December 31, 2008, there was approximately $260,000 included in accrued expenses related to the Stone Severance Benefits, which was satisfied in full subsequent to year-end. Mr. Stone continues to serve on the Company’s Board of Directors and on December 15, 2008, assumed the position of Chief Information Officer.
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

The Company has an employment agreement with its Chief Executive Officer, Glenn M. Parker, M.D. In addition to salary, bonuses and benefits, this agreement also provides for termination benefits if the agreement is terminated by the Company for reasons other than cause or by Dr. Parker for good reason or disability, each as defined in the agreement. In these cases, Dr. Parker is entitled to:
•	An amount equal to the then current annual base salary for twenty-four months;
•	In the event of the Dr. Parker’s disability, medical insurance during the period he or his spouse are eligible to receive benefits under COBRA;
•	Immediate vesting of all stock options or restricted stock previously granted to Dr. Parker;
•
Require the Company to purchase from Dr. Parker up to $3,000,000 worth of shares of the Company’s common stock. In lieu of a cash payment, the Company may arrange for the sale of the shares to a third party or register the resale of the shares, in which case Dr. Parker shall receive at least $3,000,000.

Legal Proceedings
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings that are deemed immaterial. Additionally, litigation may arise from time to time in the ordinary course of business. The process of resolving such matters through litigation or other means is inherently uncertain, and it is possible that the resolution of these matters could have a material adverse effect on the Company’s business and consolidated financial statements.
18. SEGMENT INFORMATION
The Company operates in two reportable segments: Medical Products and Insurance Services. The Medical Products segment markets and sells diabetes, ostomy and other medical supplies, as well as physician prescribed medications, primarily to Medicare and managed care beneficiaries. Through March 2007, the Medical Products segment consisted of two operating divisions: (1) Direct-to-Consumer, which markets and sells to patients primarily through mail-order channels and, offered discount prescription drug cards, which generated transaction fees until the sale of the Discount Prescription Drug Card Business on September 5, 2006, and (2) Retail, which marketed and sold to patients through the Company’s retail initiative with Kmart Corporation (“Kmart”). The Kmart contract, which expired by its terms on January 1, 2007, was not renewed, and the Company ceased servicing customers through Kmart locations in March 2007. In addition, commencing September 4, 2007, the Medical Products segment also includes the operations of DC&E. Through its Insurance Services segment, the Company provides services to CIGNA and other Medicare insurance providers in connection with their providing of coverage to Medicare beneficiaries.
The Company’s management evaluates performance and allocates resources based primarily on segment revenues and profit or loss from operations. Segment profit or loss from operations for the reportable segments includes certain sales, marketing, fulfillment, and general and administrative expenses directly attributable to the segment and excludes certain corporate amounts that are managed outside of and not allocated to the reportable segments. The accounting policies of the Company’s reportable segments are the same as for the Company on a consolidated basis. For purposes of the Company’s segment reporting for the 2006 and 2007 periods, the direct-to-consumer and retail operating divisions have been aggregated in the Medical Products segment.

Revenues and segment profit (loss) for the Company’s reportable segments for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006

Revenue:
Medical Products (1)	$65,766	$46,070	$48,771
Insurance Services	34,610	31,450	38,445

Consolidated revenue	$100,376	$77,520	$87,216

Segment profit (loss):
Medical Products (2)	$912	$3,290	$9,520
Insurance Services (3)	16,184	11,871	(1,304)
Unallocated amounts:
Restructuring costs	(2,310)	—	—
Gain on sale of business line	—	338	5,000
Impairment of investment in joint venture	—	—	(1,292)
Other corporate expenses	(14,156)	(17,166)	(20,225)

Consolidated income (loss) from operations	$630	$(1,667)	$(8,301)

(1)	The Medical Products segment revenue for the year ended December 31, 2006 includes net revenue from the Discount Prescription Drug Card Business, which was sold on September 5, 2006 (see Note 7).

(2)	Segment profit for the Medical Products segment for the year ended December 31, 2006 includes a gain of approximately $977,000 related to the settlement of a vendor obligation.

(3)	Segment profit for the Insurance Services segment for the year ended December 31, 2008 includes a gain of $500,000 realized pursuant to the CIGNA Second Amendment (see Note 4).
Depreciation and amortization for the years ended December 31, 2008, 2007 and 2006 was approximately $2,376,000, $1,587,000 and $803,000, respectively, for the Medical Products segment and $3,333,000, $4,621,000 and $4,474,000, respectively, for the Insurance Services segment.
Identifiable assets for the Company’s reportable segments as of December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Medical Products	$21,980	$17,892
Insurance Services	10,629	12,531
Unallocated	6,884	7,057

Consolidated assets	$39,493	$37,480

19. MAJOR SUPPLIERS
The Company purchases medical supplies from certain suppliers that constitute a significant portion of the Company’s purchases for the years ended December 31, 2008, 2007 and 2006. The major suppliers were as follows ($ in thousands):

	Percentage	Amount
	of	of
	Purchases	Purchases
Year Ended December 31, 2008
Supplier A	35%	13,971
Supplier B	18%	6,985
Supplier D	14%	5,746

	67%	$26,702

Year Ended December 31, 2007
Supplier A	24%	5,420
Supplier B	22%	4,996
Supplier C	12%	2,798
Supplier D	11%	2,452

	69%	$15,666

Year Ended December 31, 2006
Supplier E	25%	$3,964
Supplier B	24%	3,931
Supplier F	20%	3,137
Supplier G	12%	2,000
Supplier H	10%	1,679

	91%	$14,711

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	March 31	June 30		September 30		December 31
	(in thousands, except per share data)
2008
Revenue	$23,491	$24,656	(1)	$25,277		$26,952
Gross profit	12,553	12,701		12,500		11,622
Net loss	(1,894)	(1,941)	(1)(2)	(486)	(3)	(273) (4)
Loss per share — basic and diluted *	$(0.07)	$(0.07)		$(0.02)		$(0.01)

2007
Revenue	$18,752	$17,025		$18,175		$23,568
Gross profit	10,619	10,640		10,470		12,704
Net loss	(1,188)	(524)		(3,771)	(5)	(443)
Loss per share — basic and diluted	$(0.04)	$(0.02)		$(0.13)		$(0.02)

*	For 2008, the sum of the quarterly loss per share amounts differs from the amounts reflected in the accompanying consolidated statement of operations due to rounding.

(1)	Revenue and results for the quarter ended June 30, 2008 reflect $500,000 of incremental revenue from the reversal of a recorded obligation pursuant to the CIGNA Second Amendment (see Note 4).

(2)	Results for the quarter ended June 30, 2008 reflect approximately $1,507,000 of charges related to the corporate restructuring undertaken in 2008.

(3)	Results for the quarter ended September 30, 2008 reflect approximately $426,000 of charges related to the corporate restructuring undertaken in 2008.

(4)	Results for the quarter ended December 31, 2008 reflect approximately $377,000 of charges related to the corporate restructuring undertaken in 2008.

(5)
Results for the quarter ended September 30, 2007 reflect approximately $1,566,000 of stock-based compensation expense associated with the acceleration of vesting of certain restricted stock awards and a gain of approximately $338,000 related to the finalization of the purchase price related to the sale of the Company’s Discount Prescription Drug Card Business (see Note 7).

21. SUBSEQUENT EVENT
On April 30, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ComVest NationsHealth Holdings, LLC, a wholly-owned subsidiary of ComVest Investment Partners III, L.P. (collectively, “ComVest”), pursuant to which ComVest will acquire all of the issued and outstanding common stock of the Company currently held by stockholders, other than certain stockholders and members of the Company’s management, in a take-private transaction. Concurrently with the execution of the Merger Agreement, ComVest provided a bridge loan to the Company in the principal amount of $3,000,000 (the “Bridge Loan”), which bears interest at a rate of 10% per annum and matures on October 30, 2009. In the event that the Merger Agreement is terminated, the interest rate on the Bridge Loan shall be increased by 2% per annum at the end of each three-month period from the date of such termination. Upon closing of the transaction, the Bridge Loan will convert into shares of the Company’s convertible preferred stock at $0.12 per share and ComVest will make an additional $5,000,000 investment in the Company in the form of the Company’s convertible preferred stock at $0.12 per share, the proceeds of which will be used to take the Company private, pay fees and expenses associated with the transaction, and for general working capital purposes. In addition, ComVest shall have the right to make an additional $2,000,000 investment in the Company’s convertible preferred stock at $0.12 per share for a period of one year following the closing date.
In connection with the transaction, the Company entered into amendments with its credit facility lender and the Holders of the Notes, pursuant to which both debt facilities will remain in existence on substantially similar terms and conditions following the closing of the transaction. The amendment to the Notes will eliminate the early redemption that was expected to occur in February 2010, effective upon the closing of the transaction.
Closing of the transaction is subject to shareholder approval and approval of the proxy statement and other filings related to the transaction by the Securities and Exchange Commission. The Bridge Loan is subject to repayment by the Company prior to closing and maturity in the event of 1) shareholder approval of the transaction not being obtained, 2) withdrawal of the approval of the transaction by the Company’s Board of Directors prior to closing, or 3) the Company entering into a takeover transaction with a party other than ComVest. In the event the transaction is not consummated and the Bridge Loan is not repaid by the Company at maturity, ComVest may in certain circumstances enforce its rights under the Bridge Loan, including the option to convert the Bridge Loan into shares of the Company’s convertible preferred stock at $0.05 per share. However, in no event would the Company be obligated to repay the Bridge Loan prior to April 30, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) were effective as of December 31, 2008.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In performing this evaluation, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
(c) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
On April 16, 2009, the Company entered into a Settlement Agreement and General Release with Susan Hill and Robert Hill, which was effective April 24, 2009. The Settlement Agreement relates to (i) the Stock Purchase Agreement, dated September 4, 2007, between the Company and Susan Hill, pursuant to which the Company acquired Diabetes Care & Education, Inc. (“DCE”), and (ii) the employment of Susan Hill and Robert Hill by the Company. Pursuant to the Settlement Agreement, the parties confirmed that the Hills’ separation date from the Company was October 2, 2008 and that the Hills are each to receive certain severance payments from October 2, 2008 through June 30, 2009. In addition, in lieu of any “Earn-Out Payments” described in Section 2.6 of the Stock Purchase Agreement, the total additional cash consideration due from the Company under the Stock Purchase Agreement related to the DCE acquisition, including the amount earned and accrued for the year ended December 31, 2008, was fixed at $1,750,000, payable as follows: $300,000 on June 30, 2009, $300,000 on December 31, 2009, $300,000 on June 30, 2010, $400,000 on December 31, 2010 and $450,000 on June 30, 2011. Pursuant to the Settlement Agreement, Susan Hill returned to the Company the 473,933 shares of the Company’s common stock originally issued to her in connection with the DCE acquisition. In addition, the parties provided mutual general releases to each other, provided that certain indemnification obligations of the parties remain outstanding, and the Hills remain bound by non-competition covenants.
The description of the Settlement Agreement is not a complete description and is qualified in its entirety by reference to the full text of the Settlement Agreement, a copy of which is attached hereto as Exhibit 10.79 to this Form 10-K and is incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The following table sets forth information with respect to our directors and our executive officers as of April 28, 2009.

Name	Age	Position
Glenn M. Parker, M.D.	45	Director and Chief Executive Officer
Lewis P. Stone	48	Director, Executive Vice President and Chief Information Officer
Timothy Fairbanks	35	Director, Executive Vice President and Chief Operating Officer
Arthur Spector	68	Chairman of the Board
Elliot F. Hahn, Ph.D.	64	Director
Richard R. Howard	60	Director
Mark H. Rachesky, M.D.	50	Director
George F. Raymond	72	Director
Don K. Rice	60	Director
Gary D. Small, D.P.M.	45	Director
Raymond N. Steinman	45	Director
Michael D. Tabris	71	Director
Bryan Happ	40	Executive Vice President and Chief Financial Officer
Joshua B. Weingard	36	Executive Vice President, Chief Legal Officer and Secretary
Set forth below are the names, positions held and business experience, including during the past five years, of our directors and our executive officers as of April 28, 2009.
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
Lewis P. Stone has served as our Executive Vice President and Chief Information Officer since December 15, 2008. From May 29, 2008 to December 15, 2008, Mr. Stone served as our Executive Vice President of Corporate Development. Mr. Stone served as our President and Chief Information Officer from August 31, 2004 to May 29, 2008. Prior to that date, Mr. Stone served as the Chief Information Officer and a preferred member representative of NationsHealth Holdings, LLC. In July 2001, Mr. Stone founded United States Pharmaceutical Group, L.L.C. with Dr. Parker and Robert Gregg. In October 1998, Mr. Stone founded ParkStone Medical Info Systems, Inc. with Dr. Parker, where he served as Chief Technology Officer until June 2001. From 1997 to 1998, Mr. Stone served as a software consultant at Maxim Group, Inc., a consultancy firm. In 1987, Mr. Stone co-founded BrownStone Solutions, an enterprise software company, where he served as President and software architect until 1996. BrownStone Solutions was acquired by Platinum Technology, Inc. in 1995. Between 1982 and 1986, Mr. Stone was a consultant in Andersen Consulting’s Advanced Systems Group. Mr. Stone received a B.S. in Computer and Systems Engineering from Rensselaer Polytechnic Institute in 1982. Mr. Stone is the son-in-law of Michael Tabris.

Timothy Fairbanks has served as our Executive Vice President and Chief Operating Officer since May 15, 2008, and served as our Executive Vice President and Chief Financial Officer from August 31, 2004 to May 14, 2008. Prior to that date, Mr. Fairbanks served as the Chief Financial Officer of NationsHealth Holdings, LLC since May 2004 and has been the head of finance at NationsHealth since November 2002. From 1999 to 2001, Mr. Fairbanks was Vice President in the finance department of PrintSource U.S.A., a commercial printing consolidation company. From 1996 to 1999, Mr. Fairbanks was responsible for various financial aspects of Republic Industries/Republic Services Group. Mr. Fairbanks received a B.S. in Finance from Florida Atlantic University in 1996.
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
Elliot F. Hahn, Ph.D. is currently the Executive Chairman of ACCU-BREAK Pharmaceuticals, Inc., a pharmaceutical company. He has served as Chairman of ACCU-BREAK from December 2007 through March 2009, and served as the President since October 2004 until December 2007. Dr. Hahn serves on the board of directors of Pharmasset, Inc., a pharmaceutical company. Dr. Hahn co-founded Andrx Corporation and was Chairman Emeritus and a director of Andrx when Andrx merged with Watson Pharmaceuticals, Inc. in November 2006. Dr. Hahn was President of Andrx from 1993 until 2003, served as Chairman of the Board from 2002-2003 and as acting CEO from 2001-2002. From June 1990 until February 1993, Dr. Hahn was Vice President for Scientific Affairs of IVAX Corporation. Prior to that, he was Vice President of Research at the pharmaceutical subsidiary of IVAX. Before joining IVAX, Dr. Hahn was an associate professor at The Rockefeller University, an assistant professor at Albert Einstein College of Medicine, and a member of the Institute for Steroid Research at Montefiore Hospital, all in New York City. Dr. Hahn received a Ph.D. in Organic Chemistry from Cornell University. Dr. Hahn received a B.S. with Honors in Chemistry from the City College of New York. Dr. Hahn has authored over 60 peer-reviewed scientific publications.
Richard R. Howard has been a principal of BLH Strategies LLC, a business consulting firm, since January 2003. Mr. Howard served as President of Flagship Healthcare Management, Inc., a healthcare company now named Flagship Global Health, Inc., from June 2004 to August 2005. Mr. Howard is a retired Vice Chairman of Genesis Healthcare Ventures, now Genesis Healthcare, Inc. At Genesis, Mr. Howard was responsible for Genesis ElderCare’s five regional operations, plus clinical practice, real estate and property management. Prior to becoming Vice Chairman in 1998, Mr. Howard served as President and Chief Operating Officer of Genesis. He joined Genesis in 1985 as Vice President of development. Mr. Howard’s experience also includes over ten years in the banking industry. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

Mark H. Rachesky, M.D. is a co-founder and the President of MHR Fund Management LLC (founded in 1996) and affiliates, investment managers of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments. Dr. Rachesky currently serves as Non-Executive Chairman of the Board of Leap Wireless International, Inc., a wireless communications company, Loral Space and Communications Inc., a satellite communications company, and Telesat Canada, a satellite communications company. Dr. Rachesky also serves on the board of directors of Emisphere Technologies, Inc., a biopharmaceutical company. Dr. Rachesky holds an M.B.A. from the Stanford University School of Business, an M.D. from the Stanford University School of Medicine, and a B.A. from the University of Pennsylvania.
George F. Raymond is a private investor and, since 1989, has been President of Buckland LLC, a private consulting company in the information technology industry. He founded Automatic Business Centers, Inc. (“ABC”), a payroll processing company in 1972 and sold the company to CIGNA Corporation in 1983. Mr. Raymond and other members of ABC’s management repurchased ABC in 1986 from CIGNA and sold ABC to Automatic Data Processing Corporation in 1989. Mr. Raymond is a director and serves on the audit committee of Heartland Payment Systems, Inc. a credit/debit card processing company. Mr. Raymond received a BBA in accounting from the University of Massachusetts in 1959 and was licensed as a certified public accountant in 1965.
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
Gary D. Small, D.P.M. is a practitioner and teacher of podiatric medicine. Dr. Small was named the director of podiatric medical education at Larkin Community Hospital in Miami, Florida in 1998 and continues to serve in that capacity. He has been a member of the clinical faculty of the Barry University School of Podiatric Medicine since 1995. Dr. Small, an active member of the Dade County Podiatric Medical Association, has served as that organization’s president, vice president, treasurer and secretary. Dr. Small received a B.S. in zoology from the University of Florida and a D.P.M. from the Barry University School of Podiatric Medicine. He is certified in podiatric medicine and surgery and is a diplomate of the American Board of Podiatric Surgery. Additionally, since November 2007, Dr. Small has served as a Miami-Dade County Police reserve officer.

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
Bryan Happ has served as our Executive Vice President and Chief Financial Officer since May 15, 2008, and served as our Senior Vice President and Chief Accounting Officer from August 2005 to May 14, 2008. From January 1991 through July 2005, Mr. Happ held various positions in the Assurance and Advisory Business Services practice of Ernst & Young LLP, most recently as a Senior Manager. Mr. Happ holds a B.A. in Economics from Cornell University and a Master of Accounting from Northeastern University, and is a Certified Public Accountant.
Joshua B. Weingard has served as our Executive Vice President, Chief Legal Officer and secretary since December 2006 and Chief Compliance Officer since August 2007. Mr. Weingard served as senior corporate and securities counsel at Andrx Corporation, a specialty pharmaceutical company, from February 2006 through December 2006 and as Corporate and Securities Counsel of Andrx from May 2002 through February 2006. Prior to joining Andrx, Mr. Weingard was an attorney in the corporate department of the Miami office of Broad and Cassel. Mr. Weingard holds a JD, MBA and BS in Finance from the University of Florida.
Governance and Stockholder Agreements
In March 2004, the Company, RGGPLS Holding, Inc. (the predecessor of RGGPLS, LLC) and Arthur Spector entered into a governance agreement, which was amended and restated in August 2004. Pursuant to the amended and restated governance agreement, subject to certain conditions, RGGPLS, LLC was given the right to designate three nominees for each of Class I, Class II and Class III Directors that are standing for election to the Board, and Mr. Spector was given the right to be the non-executive Chairman of the Board and to designate one nominee for each of Class II and Class III Directors that are standing for election to the Board. Additionally, the Company agreed to include the nominees designated by RGGPLS, LLC and Mr. Spector in the Company’s proxy statement. The currently serving directors designated by RGGPLS are: Class I — Gary Small, D.P.M., Michael Tabris and Raymond Steinman; Class II — Lewis Stone, Richard Howard and George Raymond; Class III - Glenn Parker, M.D., Elliot Hahn, Ph.D. and Timothy Fairbanks. The currently serving directors designated by Arthur Spector are: Class Class II — Don Rice and Class III — Arthur Spector.

In March 2004, the Company, RGGPLS Holding, Inc. and GRH Holdings, L.L.C., entered into a stockholders agreement, which was amended in June 2004. Pursuant to the stockholders agreement as amended, GRH Holdings, L.L.C. agreed to vote certain shares of Common Stock held by it in the manner directed by RGGPLS, LLC.
In February 2005, MHR Capital Partners LP and two of its affiliates (collectively, the “Holders”) and the Company, RGGPLS Holding, Inc. and GRH Holdings, L.L.C., entered into a stockholders agreement in connection with the Company’s private placement transaction with the Holders. Pursuant to the stockholders agreement, the Company, RGGPLS, LLC and GRH Holdings, L.L.C. agreed to vote and take all necessary and desirable action within their control to cause the nomination and election to the Board of a person designated by the Holders (the “MHR Director”), and the Holders agreed to vote up to 1,785,714 shares of Common Stock held by them in the manner directed by RGGPLS, LLC. The Holders requested that the Company designate Dr. Mark H. Rachesky as the MHR Director and, in October 2005, Dr. Rachesky was elected to the Board as a Class I Director. Dr. Rachesky was re-elected to the Board as a Class I Director at the 2008 Annual Meeting held on June 26, 2008.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of our common stock, par value $0.0001 per share (“Common Stock”) and our other equity securities with the Securities and Exchange Commission. Directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2008, except that Timothy Fairbanks did not timely file one Form 4 with respect to one transaction. A Form 4 was subsequently filed related to this transaction.
Audit Committee Members and Financial Expert
Our Board has established a separately designated standing Audit Committee. The members of the Audit Committee are Don K. Rice, Richard R. Howard and George F. Raymond, who serves as Chairman. Our Board has determined that Mr. Raymond qualifies as an audit committee financial expert under the applicable regulations of the Securities and Exchange Commission (“SEC”) and that Mr. Raymond is “independent” as such term is defined in the applicable regulations of the SEC and the rules of the NASDAQ relating to directors serving on audit committees.
Code of Ethics
Our Code of Business Conduct and Ethics, which covers all employees, including our Principal Executive Officer and Principal Financial Officer is available on our website at www.nationshealth.com under NationsHealth, in the Investor Relations section. If we make an amendment, or grant a waiver with respect to any provision of the Code of Business Conduct and Ethics with respect to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions, then we intend to disclose the nature of such amendment or waiver by posting it on our website at www.nationshealth.com, in the Investor Relations section, under Corporate Governance or by other appropriate means as required or permitted under the applicable regulations of the SEC.

Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE — 2008
The following table sets forth certain summary information concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer and each of the next two highest paid executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2008, which are referred to herein as the named executive officers.

							Non-Equity
Name				Stock	Option		Incentive Plan	All Other
and		Salary	Bonus	Awards	Awards		Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)(1)	($)(2)		($)(4)	($)(5)	($)

Dr. Glenn M. Parker	2008	$500,000	$—	$—	$100,165		$375,000	$60,541	$1,035,706
Chief Executive Officer	2007	$487,500	$—	$—	$108,988		$—	$55,757	$652,245

Lewis P. Stone	2008	$312,500	$—	$—	$94,043	(3)	$—	$1,042,496	$1,449,039
Chief Information Officer	2007	$475,000	$—	$—	$108,988		$—	$39,712	$623,700

Timothy Fairbanks	2008	$360,000	$—	$53,750	$5,604		$270,000	$38,902	$728,256
Chief Operating Officer	2007	$320,000	$—	$53,750	$—		$—	$39,758	$413,508

FOOTNOTES TO SUMMARY COMPENSATION TABLE — 2008

(1)
The amount in the Stock Awards column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2008, in accordance with Statement of Financial Accounting Standards No. 123 (revised) (“FAS 123(R)”), excluding the impact of estimated forfeitures related to service-based vesting conditions, and includes amounts attributable to awards granted during and prior to fiscal 2008. Assumptions made in the calculation of these amounts for the fiscal year ended December 31, 2008 are included in Note 15 to our consolidated financial statements in this Annual Report on Form 10-K. There were no forfeitures of restricted stock during 2008 for the named executive officers. Additional information regarding restricted stock awards is set forth in the Outstanding Equity Awards at Fiscal Year-End Table below.

(2)
The amounts in the Option Awards column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2008, in accordance with FAS 123(R), excluding the impact of estimated forfeitures related to service-based vesting conditions, and include amounts attributable to awards granted during and prior to fiscal 2008. Assumptions made in the calculation of these amounts for the fiscal year ended December 31, 2008 are included in Note 15 to our consolidated financial statements in this Annual Report on Form 10-K.

(3)
Amount includes $68,885 of expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, for the acceleration of vesting of stock options in connection with the amendment and restatement of Mr. Stone’s employment agreement effective May 29, 2008.

(4)
On May 9, 2008, our Compensation Committee adopted a bonus plan for certain executive officers, including Dr. Parker and Mr. Fairbanks, who were eligible for bonus awards of up to a maximum of 100% of their annual base salaries. 75% of the eligible bonus amount was to be determined based on the attainment of certain quarterly and annual financial goals and 25% of the eligible bonus amount was to be determined at the discretion of the Compensation Committee. During 2008, each of the maximum financial goals were exceeded and Dr. Parker and Mr. Fairbanks earned bonus awards of $375,000 and $270,000, respectively. To date, $187,500 has been paid to Dr. Parker and $135,000 has been paid to Mr. Fairbanks, with the balance expected to be paid later in 2009. The Compensation Committee has not yet determined if any bonus amounts will be paid under the discretionary components of the bonus plan.

(5)	Items included under “All Other Compensation” for each named executive officer are set forth in the table below:
ALL OTHER COMPENSATION TABLE — 2008

		Perquisites
		and Other				Severance
		Personal		Tax	Insurance	Payments /
		Benefits(a)		Reimbursements	Premiums(b)	Accruals		Total
Name	Year	($)		($)	($)	($)		($)

Dr. Glenn M. Parker	2008	$25,973	(c)	$4,847	$29,721	$—		$60,541

Lewis P. Stone	2008	$7,928		$4,847	$29,721	$1,000,000	(d)	$1,042,496

Timothy Fairbanks	2008	$4,707		$4,847	$29,348	$—		$38,902

FOOTNOTES TO ALL OTHER COMPENSATION TABLE — 2008

(a)
The value of these perquisites and other personal benefits is calculated based on their incremental cost to the Company, which is determined based upon the actual cost of providing these perquisites and other personal benefits.

(b)	Represents reimbursement of life insurance premiums and Company-paid group medical and dental coverage.

(c)	Includes personal expenses of $17,118 for meals and entertainment, $8,205 for transportation and telecommunications and $650 for credit card and airline membership fees.

(d)
As discussed in the “Potential Payments Upon Termination or Change in Control” section below, Mr. Stone received his contractual right under his employment agreement to 24 months of base salary, representing $1,000,000, of which $750,000 was paid during 2008 and $250,000 was paid during 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE — 2008
The following table sets forth certain information regarding equity-based awards held by the named executive officers as of December 31, 2008.

	Option Awards						Stock Awards
									Market
	Number of	Number of				Number of			Value of
	Securities	Securities				Shares or			Shares or
	Underlying	Underlying				Units of			Units of
	Unexercised	Unexercised		Option		Stock That			Stock That
	Options	Options		Exercise	Option	Have Not			Have Not
	(#)	(#)		Price	Expiration	Vested			Vested
Name	Exercisable	Unexercisable		($)	Date	(#)			($)(1)

Dr. Glenn M. Parker	130,750	—		$6.87	10/21/2010		—		—
	—	186,925	(2)	$0.30	05/14/2014		—		—

Timothy Fairbanks	12,500	—		$6.87	10/21/2010		—		—
	—	148,750	(2)	$0.30	05/14/2014		—		—
	—	—		—	—		50,000	(3)	$2,000

Lewis P. Stone	130,750	—		$6.87	10/21/2010		—		—
	—	24,425	(2)	$0.30	05/14/2014		—		—

FOOTNOTES TO OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE — 2008

(1)	Based upon closing stock price of $0.04 on December 31, 2008.

(2)	Vesting 25.0% on May 14, 2009 and 12.5% semi-annually thereafter.

(3)	Vesting 25.0% on May 15, 2009 and 25.0% semi-annually thereafter.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
We have an employment contract with Dr. Parker, our Chief Executive Officer, dated as of March 9, 2004, as amended (the “Parker Agreement”). The term of the Parker Agreement is five years and is extended at the end of the term on an annual basis unless terminated by either party. The Parker Agreement provides for a minimum annual base salary to be paid to Dr. Parker of $500,000, an annual bonus based upon achievement of Company established goals and the payment of additional incentive compensation based upon the satisfaction of one or more performance goals. If the Parker Agreement is terminated by us other than for cause or by Dr. Parker for good reason or by reason of his disability, then Dr. Parker is entitled to termination benefits. Dr. Parker’s termination benefits include payment of an amount equal to his base salary for 24 months, medical insurance for Dr. Parker and his immediate family for the maximum period allowed under COBRA, and full vesting of any unvested stock options and restricted stock then held by him.

Effective May 15, 2008, we entered into an amended and restated employment agreement with Mr. Fairbanks (the “Fairbanks Amended Agreement”). The Fairbanks Amended Agreement has a three-year term, which will be extended at the end of the term on an annual basis unless terminated by either party and provides for a minimum annual base salary to be paid to Mr. Fairbanks of $360,000, an annual bonus based upon achievement of Company established goals and the payment of additional incentive compensation based upon the satisfaction of one or more performance goals. If the Fairbanks Amended Agreement is terminated by us other than for cause or by Mr. Fairbanks for good reason or, after a change in control, for any reason or by reason of his disability, then Mr. Fairbanks is entitled to termination benefits. Mr. Fairbanks’ termination benefits include a lump-sum payment of an amount equal to his then-current base salary for 24 months, medical insurance for Mr. Fairbanks and his immediate family for the maximum period allowed under COBRA, and full vesting of any unvested stock options and restricted stock then held by him. The Fairbanks Amended Agreement also provides that following a change of control of NationsHealth and in the event that NationsHealth or the surviving entity and Mr. Fairbanks cannot agree on the terms of a new employment arrangement, Mr. Fairbanks shall receive an additional payment of $500,000 (the “Supplemental Change of Control Payment”). In the event that it is determined that Mr. Fairbanks’ termination benefits exceed the limit for deductible payments, Mr. Fairbanks would be entitled to receive an additional payment (“Gross-up Payment”) in an amount sufficient to reimburse Mr. Fairbanks for the difference between (i) and (ii) where: (i) is the amount equal to the excise tax imposed by Internal Revenue Code section 4999 and any interest or penalties with respect thereto (such excise tax, together with any interest penalties, collectively, “Excise Tax”) on the termination benefits, including the Supplemental Change of Control Payment, and (ii) is the amount equal to the Excise Tax on the termination benefits, excluding the Supplemental Change of Control Payment.
Effective May 29, 2008, we entered into an amended and restated employment agreement with Mr. Stone (the “Stone Amended Agreement”), which amended and restated the employment agreement with Mr. Stone dated as of March 9, 2004 (the “Original Stone Agreement”). The term of the Original Stone Agreement was five years and was to be extended at the end of the term on an annual basis unless terminated by either party. The Original Stone Agreement provided for a minimum annual base salary to be paid to Mr. Stone of $500,000, an annual bonus based on achievement of goals established by us and the payment of additional incentive compensation based upon the satisfaction of one or more performance goals. If the Stone Agreement was terminated by us other than for cause or by Mr. Stone for good reason or by reason of his disability, then Mr. Stone was entitled to termination benefits. Mr. Stone’s termination benefits included a lump sum payment of an amount equal to his base salary for 24 months, medical insurance for Mr. Stone and his immediate family for the maximum period allowed under COBRA, and full vesting of any unvested stock options and restricted stock then held by him. On May 29, 2008, we also entered into a settlement agreement and general release with Mr. Stone (the “Stone Settlement Agreement”). As a result of the reorganization of certain corporate functions and duties, circumstances existed to allow Mr. Stone to trigger a termination for good reason under the Original Stone Agreement from his role as President and Chief Information Officer of NationsHealth. Pursuant to the terms of the Stone Amended Agreement and the Stone Settlement Agreement, (i) Mr. Stone resigned as our President and Chief Information Officer effective May 29, 2008, (ii) Mr. Stone received his contractual right under the Original Stone Agreement to 24 months of base salary, representing $1,000,000 (the “Stone Severance Benefits”), in 20 equal payments in accordance with our normal payroll practices (semi-monthly) which began on or about May 31, 2008 and ended March 15, 2009, (iii) effective May 29, 2008, Mr. Stone began serving as Executive Vice President of Corporate Development, and (iv) all of Mr. Stone’s outstanding unvested stock options which were granted prior to May 15, 2008 immediately vested. The Stone Amended Agreement provides for a minimum annual base salary to be paid to Mr. Stone of $200,000 beginning with the pay period ending May 31, 2008, and bonuses and equity awards at the discretion of the Company. Pursuant to the Stone Amended Agreement, if the Stone Amended Agreement is terminated by us other than for cause or by Mr. Stone for good reason or by reason of his disability, Mr. Stone’s termination benefits include payment of his then-current base salary for three months, medical insurance for Mr. Stone and his immediate family for the maximum period allowed under COBRA, and full vesting of any unvested stock options and restricted stock then held by him.

The Parker Agreement and Stone Amended Agreement also provide that if we or the executive terminates employment in several specified events, then the executive has the right to cause us to repurchase a number of shares of the our Common Stock owned by the executive with a value of up to $3,000,000 based on then current market prices. Alternatively, we may elect to sell these shares of Common Stock to third parties or to register the resale of these shares. If such a sale or registration results in proceeds less than the amount the executive is to receive related to his right to sell, then we are required to pay to the executive the difference between the requested dollar amount and the proceeds of the sale.
Director Compensation
Director Fees. Our independent directors receive compensation for their services as directors in the form of an annual retainer of $25,000, payable in quarterly installments, a fee of $1,500 for each Board meeting attended in person ($750 for attendance by conference call), and a fee of $1,500 for each committee meeting attended in person ($750 for attendance by conference call), plus reimbursement for travel expenses. We pay the chairman of the Audit Committee of the Board an additional $15,000 per year to serve and the chairman of the Compensation Committee an additional $10,000 per year to serve. We pay other Audit Committee Members an additional $7,500 annually to serve and other Compensation Committee Members an additional $5,000 annually to serve. Our directors who are not deemed to be independent and are not employees of NationsHealth receive compensation for their services as directors in the form of an annual retainer of $7,500, payable in quarterly installments, and a fee of $1,000 for each Board meeting attended in person ($500 for attendance by conference call), plus reimbursement for travel expenses. Directors may earn supplemental fees related to additional committee work. Until October 2, 2008, our Chairman of the Board received an annual retainer of $100,000 payable bi-monthly, at which time Mr. Spector stopped receiving any compensation for serving on the Board (other than reimbursement for travel expenses). Directors who are also our employees receive no additional compensation for serving as directors.
Equity Awards. On May 15, 2008 the Company awarded stock options to our Chairman of the Board and independent directors as follows:

Name	Options

Arthur Spector, Chairman	12,500
Elliot F. Hahn, Ph.D.	12,500
George F. Raymond	12,600
Richard R. Howard	12,500
Don K. Rice	12,750

DIRECTOR COMPENSATION TABLE
The following table sets forth certain information regarding the compensation paid to our non-employee directors for their service during the fiscal year ended December 31, 2008.

	Fees Earned or
	Paid in Cash	Option Awards(1)	Total
Name	($)	($)	($)

Arthur Spector, Chairman	$75,000	$64,479	$139,479

Elliot F. Hahn, Ph.D.	$43,500	$9,659	$53,159

George F. Raymond	$52,000	$10,391	$62,391

Richard R. Howard	$54,000	$11,850	$65,850

Don K. Rice	$58,250	$12,584	$70,834

Michael D. Tabris	$14,500	—	$14,500

Gary D. Small, D.P.M.	$13,500	—	$13,500

Raymond N. Steinman	$14,500	—	$14,500

Mark H. Rachesky, M.D.	$14,500	—	$14,500

FOOTNOTES TO THE DIRECTOR COMPENSATION TABLE

(1)
The amounts in the Option Awards column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R), excluding the impact of estimated forfeitures related to service-based vesting conditions, and include amounts attributable to awards granted during and prior to 2008. Assumptions made in the calculation of these amounts for the fiscal year ended December 31, 2008 are included in Note 15 to our consolidated financial statements in this Annual Report on Form 10-K. There were no forfeitures during 2008. The aggregate number of stock options held by each non-employee director as of December 31, 2008 is as follows:

Stock Options Outstanding
Name	As of 12/31/08

Arthur Spector, Chairman	77,875
Elliot F. Hahn, Ph.D.	53,500
George F. Raymond	52,600
Richard R. Howard	53,500
Don K. Rice	51,250
Michael D. Tabris	5,000
Gary D. Small, D.P.M.	5,000
Raymond N. Steinman	5,000
Mark H. Rachesky, M.D.	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Share Ownership
The following tables list certain information, as of April 28, 2009, regarding the beneficial ownership of our outstanding Common Stock by (1) the persons known to us to beneficially own greater than 5% of each class of our voting securities, (2) each of the named executive officers, (3) each of our directors, as of April 28, 2009, and (4) our directors and executive officers, as of April 28, 2009, as a group. Beneficial ownership is determined in accordance with the rules of the SEC as further described in the footnotes. Except as otherwise noted, (1) the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them and (2) the address of each person listed in the following table (unless otherwise noted) is c/o NationsHealth, Inc., 13630 NW 8th Street, Suite 210, Sunrise, FL 33325.

	Number of Shares
Name and Address of	Beneficially Owned
Beneficial Owner	Shares(1)(2)		Percent
Lewis P. Stone (3)	16,006,299	(4)	55.79%

Glenn M. Parker, M.D. (3)	16,039,050	(5)	55.83%

RGGPLS, LLC (and certain related persons) (3)	15,861,569	(6)	55.55%
13630 N.W. 8 th Street, Suite 210 Sunrise, Florida 33325

Mark H. Rachesky, M.D. (and certain related persons) (7)	5,805,900	(8)	18.83%
40 West 57th Street, 24th Floor New York, NY 10019

GRH Holdings, L.L.C. (and certain related persons) (9)	4,254,953	(9)	14.90%
6701 Nob Hill Road Tamarac, FL 33321

Robert Gregg (and certain related persons)	3,359,339	(10)	11.77%

Arthur Spector	431,125	(11)	1.51%

Timothy Fairbanks	332,816	(12)	1.16%

Don K. Rice	66,687	(13)	*

George F. Raymond	48,850	(14)	*

Elliot F. Hahn, Ph.D.	49,125	(15)	*

Richard R. Howard	49,125	(16)	*

Gary D. Small, D.P.M.	10,000	(17)	*

Michael D. Tabris	10,000	(17)	*

Raymond N. Steinman	10,000	(17)	*

All executive officers and directors as a group (12 persons)	21,211,694	(18)	68.46%

*	Less than 1%.

(1)
Except as otherwise set forth herein, we believe that all persons referenced in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by such persons.

(2)
Applicable percentage of ownership as of April 28, 2009 is based upon 28,077,872 shares of Common Stock outstanding as of that date. Beneficial ownership is determined in accordance with the rules and regulations of the SEC, and includes voting and investment power with respect to shares. Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after April 28, 2009 are referred to as “presently exercisable stock options” or “presently exercisable warrants.” Presently exercisable stock options are deemed outstanding for purposes of computing the percentage of ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(3)
Based on the Schedule 13D/A filed by RGGPLS LLC. (“RGGPLS”) with the SEC on March 31, 2009, the shareholders of RGGPLS, who are deemed to share voting and dispositive power over our Common Stock owned by RGGPLS, are Lewis P. Stone, Glenn M. Parker, M.D., the Glenn M. Parker 2004 Multigenerational Trust and the Lewis P. Stone 2004 Multigenerational Trust.

(4)	Consists of the securities included in Note (6) below, as well as, 7,874 shares of Common Stock held directly and presently exercisable options to purchase 136,856 shares of Common Stock.

(5)	Consists of the securities included in Note (6) below and presently exercisable options to purchase 177,481 shares of Common Stock.

(6)
Consists of (i) 6,568,678 shares of Common Stock held by RGGPLS, (ii) 2,748,204 shares of Common Stock held by the Gregg Multigenerational Trust, which RGGPLS, has an irrevocable right to vote, other than under certain limited circumstances, through December 31, 2010, (iii) 2,809,958 shares of Common Stock issued to GRH Holdings, L.L.C., a Florida limited liability company (“GRH”) which are subject to a Stockholders Agreement dated as of March 9, 2004, and amended as of June 2, 2004, by and among us, RGGPLS and GRH pursuant to which GRH must vote certain of its shares of Common Stock as directed by RGGPLS, (iv) 1,785,714 shares of Common Stock issued to MHR Capital Partners LP, a Delaware limited partnership (“MHR”) and OTQ LLC, a Delaware limited liability company (“OTQ”) which are subject to a Stockholders Agreement dated as of February 28, 2005, by and among us, RGGPLS, GRH, MHR and OTQ pursuant to which MHR and OTQ must vote certain of their shares of Common Stock as directed by RGGPLS, (v) 1,350,000 shares of Common Stock held by Glenn M. Parker, M.D. which are subject to a voting rights agreement dated as of December 5, 2005, pursuant to which Dr. Parker must vote these shares of Common Stock as directed by RGGPLS and (vi) 599,015 shares of Common Stock held by the Robert Gregg 2004 Trust, which RGGPLS, has an irrevocable right to vote, other than under certain limited circumstances, through December 31, 2010.

(7)
Based on the Schedule 13D/A filed by Dr. Mark H. Rachesky and related entities with the SEC on April 17, 2009, Dr. Rachesky exercises voting and/or investment control over the portfolio securities of MHR, OTQ and MHR Capital Partners (100) LP, a Delaware limited partnership (“Capital Partners”).

(8)
Includes (i) 2,046,096 shares of Common Stock held for the account of MHR, (ii) 1,151,129 shares of Common Stock that can be obtained by MHR pursuant to the $15,000,000 par value in secured presently convertible notes (the “MHR Notes” See the Transactions with Related Persons section of Item 13.) held for the account of MHR, (iii) 273,285 shares of Common Stock held for the account of Capital Partners, (iv) 153,750 shares of Common Stock that can be obtained by Capital Partners pursuant to the presently convertible MHR Notes held for the account of Capital Partners, (v) 1,020,833 shares of Common Stock held for the account of OTQ, (vi) 981,707 shares of Common Stock that can be obtained by OTQ pursuant to the presently convertible MHR Notes held for the account of OTQ and (vii) 179,100 shares of Common Stock held for certain personal, trusts, retirement and charitable foundation accounts established by Dr. Rachesky.

(9)
Based on the Form 13D/A filed by GRH and certain related entities with the SEC on February 14, 2008, the managing member of GRH is Viaura Holdings, Ltd., a Florida limited partnership (“Viaura Holdings”). The general partner of Viaura Holdings is Viaura, Inc., a Florida corporation (“Viaura”). The sole directors and holders of a majority of the issued and outstanding shares of Viaura are Michael and Robin Gusky.

(10)
Consists of (i) 2,748,204 shares of Common Stock held by the Gregg Multigenerational Trust, (ii) 599,015 shares held by the Robert Gregg 2004 Trust and (iii) 12,120 shares of Common Stock held directly.

(11)	Consists of 362,625 shares of Common Stock and presently exercisable options to purchase 68,500 shares of Common Stock.

(12)
Consists of (i) 233,129 shares of unrestricted Common Stock held directly, (ii) 50,000 shares of restricted common stock vesting 25.00% on May 15, 2009 and every six months thereafter and (iii) presently exercisable options to purchase 49,687 shares of Common Stock.

(13)	Consists of (i) presently exercisable options to purchase 41,687 shares of Common Stock and (ii) 25,000 shares of Common Stock.

(14)	Consists of (i) presently exercisable options to purchase 43,150 shares of Common Stock and (ii) 5,700 shares of Common Stock.

(15)	Consists of (i) presently exercisable options to purchase 44,125 shares of Common Stock and (ii) 5,000 shares of Common Stock.

(16)	Consists of (i) presently exercisable options to purchase 44,125 shares of Common Stock and (ii) 5,000 shares of Common Stock.

(17)	Consists of (i) presently exercisable options to purchase 5,000 shares of Common Stock and (ii) 5,000 shares of Common Stock.

(18)	Includes 2,286,586 shares of Common Stock convertible pursuant to the presently convertible MHR Notes and presently exercisable options to purchase 687,517 shares of Common Stock.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Parent Company
RGGPLS, LLC (“RGGPLS”) beneficially owns approximately 55.55% of the Company’s Common Stock. RGGPLS has reported that Lewis P. Stone, Glenn M. Parker, M.D., the Glenn M. Parker 2004 Multigenerational Trust and the Lewis P. Stone 2004 Multigenerational Trust are the shareholders of RGGPLS who are deemed to share voting and dispositive power over our Common Stock owned by RGGPLS.

Transactions with Related Persons
On February 28, 2005, we closed a private placement transaction with the Holders. Dr. Rachesky, a member of our Board, is a principal of MHR Fund Management LLC, the investment manager of MHR Capital Partners LP. For an aggregate purchase price of $15,000,000, the Holders received $15,000,000 par value in secured convertible notes and 1,785,714 shares of our Common Stock. The 1,785,714 shares of our Common Stock were transferred to the Holders by certain of our principal stockholders. The transferring stockholders did not receive any proceeds from this transaction, and we did not issue any additional shares of Common Stock in connection with the transfer to the Holders. In combination with their prior holdings, this transaction resulted in the Holders owning more than 10% of our then-outstanding Common Stock.
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
During each of 2007 and 2008, we paid interest of $1,162,500 to the Holders.

On April 30, 2009, we entered into an amendment with the Holders of the Notes which eliminated the early redemption that was expected to occur in February 2010, effective upon the closing of the merger transaction with ComVest. (See the “Merger Agreement” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.)
We entered into an agreement with Connecticut General Life Insurance Company (“CIGNA”) on May 4, 2005 to provide services to CIGNA in connection with CIGNA’s Medicare Rx Medicare Part D Prescription Drug Plans. The services we provided to CIGNA under the original agreement encompassed virtually all aspects of the non-claims administration of CIGNA’s Part D plans, including advertising and marketing for the plans, member eligibility and enrollment processing, member service, Centers for Medicare and Medicaid Services (“CMS”) communication and reconciliation, and member billing and premium collection.
In conjunction with our agreement with CIGNA, on November 4, 2005, CIGNA purchased from us 303,030 shares of our Common Stock for $6.60 per share, or approximately $2,000,000, and we issued to CIGNA warrants to purchase 2,936,450 shares of our Common Stock at $6.60 per share. These 3,239,480 shares, including those shares issuable upon exercise of the warrants, were subject to a registration rights agreement effective November 4, 2005 that, upon notification from CIGNA, would have required us to file a registration statement with the SEC seeking registration of the shares. On September 30, 2008, we repurchased the 303,030 shares of our Common Stock from CIGNA and the 2,936,450 CIGNA warrants were returned to us and cancelled.
On May 26, 2006, we and CIGNA entered into an Amended and Restated Preferred Vendor Agreement (the “Amended and Restated Agreement”). The initial term of the Amended and Restated Agreement was due to expire on December 31, 2009 and would automatically renew for additional one-year periods (an “Additional Period”) unless any party provided to the other party notice to terminate not later than July 1 of any Additional Period or the final year of the Initial Term. The Amended and Restated Agreement was contingent upon the continued award of Part D contracts to CIGNA by CMS.
On May 1, 2008, we entered into a Second Amended and Restated Preferred Vendor Agreement with CIGNA (the “Second Amendment”), which amended and restated the Amended and Restated Agreement. The Second Amendment extended the term of the agreement through September 30, 2012 and automatically renews for additional one-year periods unless any party provides to the other party notice to terminate not later than July 1, 2012, or any subsequent renewal year.
Pursuant to the Second Amendment, and through an anticipated transition date of no earlier than the end of May 2009 (the “Transition Date”), we will continue to provide CIGNA the same member service activities and selected marketing and enrollment services we currently provide (the “Pre-Transition Services”) in connection with CIGNA’s Medicare Rx Medicare Part D Prescription Drug Plans. Following the Transition Date, we will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service (collectively, the “Post-Transition Services”), but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, the compensatory terms related to the Pre-Transition Services have been reduced for the period November 2008 through the Transition Date. Furthermore, the compensation related to the Post-Transition Services will be reduced to reflect the reduction in overall services that we will provide to CIGNA.

During 2008 and 2007, we derived revenue of approximately $31,525,000 and $29,841,000, respectively, from our relationship with CIGNA.
On May 2, 2008, NationsHealth and Robert Gregg, who served as our Chief Operating Officer until October 5, 2005, entered into a Settlement Agreement and General Release (“Settlement Agreement”) related to certain put rights held by Mr. Gregg pursuant to that certain Separation Agreement and General Release dated December 16, 2005 (the “Separation Agreement”). Pursuant to the Settlement Agreement, and as described herein, Mr. Gregg forfeited and released his remaining put right of $2.25 million and received certain payments relating to the put notice he delivered to us on April 4, 2007.
In connection with the Separation Agreement, Mr. Gregg had the ability to exercise a put right to request that we arrange for the purchase of up to $3,000,000 worth of our Common Stock from Mr. Gregg (the “Put Right”) held by RGGPLS, LLC, the controlling stockholder of NationsHealth, on Mr. Gregg’s behalf, provided that we were not required to purchase more than $1,500,000 worth of such Common Stock in any calendar year. Under certain circumstances, NationsHealth could pay such amounts over a period of up to three years. In lieu of a cash payment, we had the option to register such shares of our Common Stock for sale pursuant to a registration statement under the Securities Act of 1933, as amended (the “Act”) or to arrange for the sale of such shares of the stock pursuant to an exemption from the registration requirements under the Act.
On April 4, 2007, Mr. Gregg partially exercised the Put Right to require us to purchase $750,000 of our Common Stock beneficially owned by Mr. Gregg, representing 500,000 shares based on the closing price of $1.50 per share on the trading day prior to the put notice (the “April 2007 Put”). We notified Mr. Gregg of our intention to cause such shares to be sold, as promptly as was reasonably practicable, pursuant to a registration statement under the Act, or pursuant to an exemption from the registration requirements of the Act. To the extent that these put shares were sold at a price less than the price on the date of the put, we would be required to make a cash payment to Mr. Gregg for such shortfall amount. On July 16, 2007, in connection with RGGPLS, LLC’s transfer to Mr. Gregg of 288,000 shares of our Common Stock (the “July 2007 Transfer”), Mr. Gregg executed an acknowledgement that the proceeds from any sale by him of the 288,000 shares in the open market or to any third party would satisfy a portion of our obligation pursuant to the Put Right. Mr. Gregg sold 275,880 of the 288,000 shares in connection with the July 2007 Transfer for total consideration of $200,616, thereby creating an obligation to us of $213,204 (the “Put Shortfall”), representing the difference between the proceeds for the 275,880 shares which were sold and $1.50 per share.
As required by the Settlement Agreement and in satisfaction of the Put Shortfall, we paid $129,000 upon execution of the Settlement Agreement and paid $39,000 on each of June 1, 2008 and July 1, 2008, and $6,204 on August 1, 2008. On August 1, 2008, we purchased the remaining 224,120 shares from the April 2007 put for approximately $43,000, or $0.19 per share. In accordance with the Settlement Agreement, the remaining shortfall amount to Mr. Gregg was paid in monthly installments of $40,000, beginning on August 1, 2008, through February 1, 2009, with a final payment of $13,597 on March 1, 2009.

Simultaneous with the execution of the Settlement Agreement, RGGPLS, LLC transferred shares of our Common Stock to certain Gregg-related trust entities (which previously had the pecuniary interest in such shares), in the form of a transfer of 823,135 shares to the Robert Gregg Revocable Trust Dated December 18, 2000 (the “Gregg Revocable Trust”) and 2,748,204 shares to the Robert Gregg 2004 Multigenerational Trust (the “Gregg Multigenerational Trust”) and Mr. Gregg resigned from the management board of RGGPLS, LLC. Following these transfers, the Gregg Revocable Trust and the Gregg Multigenerational Trust (collectively, the “Gregg Entities”) are no longer members of RGGPLS, LLC and therefore have no beneficial ownership or pecuniary interest in any shares held by RGGPLS, LLC. Through December 31, 2010, RGGPLS, LLC has an irrevocable right to vote up to 3,347,219 shares (or the number of shares held by the Gregg Entities following any permitted sales or transfers of Common Stock pursuant to the Settlement Agreement) while the shares are held by these trusts, except in limited circumstances. Furthermore, the Gregg Entities were prohibited from selling or transferring any shares prior to September 1, 2008 and beginning September 1, 2008, the Gregg Entities are prohibited from selling or transferring more than 250,000 shares in each successive six-month period, except in limited circumstances. Furthermore, through December 31, 2010, the Gregg Entities will have (i) tag along rights in certain instances in which RGGPLS, LLC or its members, managers or affiliates other than NationsHealth (collectively, “RGGPLS Group”) sells or transfers any shares to a third party, and (ii) certain piggyback registration rights if we register for resale any RGGPLS Group shares in a public offering.
Lewis P. Stone, a director and our Executive Vice President and Chief Information Officer, is the son-in-law of Michael Tabris, a director. Ken Tabris, our Vice President of Distribution, is the son of Michael Tabris and the brother-in-law of Mr. Stone. Ken Tabris earned a base salary of $125,000 for each of 2008 and 2007.
Director Independence
Our Board has determined that four of our current directors, Don K. Rice, Richard R. Howard, George F. Raymond and Elliot F. Hahn, Ph.D., are independent directors as defined by applicable NASDAQ Capital Market standards governing the independence of directors, which standards the Board has adopted for its determination of independence of directors generally.

Item 14. Principal Accountant Fees and Services.
Independent Auditor Fees
The following table shows the fees paid or accrued by us for the audit and other services provided by Ernst & Young LLP for fiscal years 2008 and 2007:

	Year Ended
	December 31,
	2008	2007
Audit fees (1)	$349,000	$372,000
Audit related fees (2)	—	40,000
Tax fees (3)	—	—
All other fees (4)	1,500	1,500
Total fees	$350,500	$413,500

(1)
Audit Fees. Includes fees billed for professional services rendered by Ernst & Young LLP for the audit of NationsHealth’s annual consolidated financial statements included in our Annual Report on Form 10-K and the review of the quarterly consolidated financial statements included in each of our Forms 10-Q.

(2)	Audit-Related Fees. Audit-related fees in 2007 consisted primarily of fees for assistance provided to us with SEC comment letters.

(3)	Tax Fees. There were no tax fees in 2008 and 2007.

(4)	All Other Fees. Other fees pertain to subscription fees paid to Ernst & Young LLP for access to their online accounting research library.
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
All of the audit and non-audit services rendered by Ernst & Young LLP with respect to the 2008 and 2007 fiscal years were pre-approved by the Audit Committee in accordance with this policy.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2009.

NATIONSHEALTH, INC.
By:	/s/ Glenn M. Parker
Glenn M. Parker, M.D.
Chief Executive Officer
Date: April 30, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date
/s/ Glenn M. Parker Glenn M. Parker	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2009

/s/ Bryan Happ Bryan Happ	Chief Financial Officer (Principal Financial Officer)	April 30, 2009

/s/ Timothy Fairbanks Timothy Fairbanks	Chief Operating Officer and Director	April 30, 2009

/s/ Arthur R. Spector Arthur R. Spector	Chairman of the Board of Directors	April 30, 2009

/s/ Lewis P. Stone Lewis P. Stone	Chief Information Officer and Director	April 30, 2009

/s/ Elliot F. Hahn Elliot F. Hahn, Ph.D.	Director	April 30, 2009

/s/ Gary D. Small Gary D. Small	Director	April 30, 2009

/s/ Raymond N. Steinman Raymond N. Steinman	Director	April 30, 2009

/s/ Michael D. Tabris Michael D. Tabris	Director	April 30, 2009

/s/ Mark H. Rachesky Mark H. Rachesky, M.D.	Director	April 30, 2009

/s/ Don K. Rice Don K. Rice	Director	April 30, 2009

/s/ Richard R. Howard Richard R. Howard	Director	April 30, 2009

/s/ George F. Raymond George F. Raymond	Director	April 30, 2009

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit No.	Description
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

4.5	Specimen Unit Certificate. Filed as Exhibit 4.5 to the Company’s Form S-1 (File No. 333-105388), as amended, originally filed on May 19, 2003 and incorporated herein by reference.

Exhibit No.	Description
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

4.11
Unit Purchase Option Clarification Agreement, dated March 28, 2007, to the Unit Purchase Option, dated as of August 25, 2003, by and between NationsHealth, Inc. and Earlybird Capital, Inc. Filed as Exhibit 4.11 to the Company’s Form 10-K (File No. 000-50348) filed March 30, 2007 and incorporated herein by reference.

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

10.19	*
NationsHealth, Inc. 2005 Long-Term Incentive Plan effective as of April 25, 2005. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed June 17, 2005 and incorporated herein by reference.

10.20	*
RGGPLS Holding, Inc. Stock Bonus Plan & Trust effective December 30, 2004. Filed as Exhibit 10.1 to the Company’s Form S-8 (File No. 333-126197) filed June 28, 2005 and incorporated herein by reference.

10.21	*
Amendment No. 1 to RGGPLS Holding, Inc. Stock Bonus Plan & Trust effective February 28, 2005. Filed as Exhibit 10.2 to the Company’s Form S-8 (File No. 333-126197) filed June 28, 2005 and incorporated herein by reference.

10.22	*	NationsHealth, Inc. 2004 Incentive Stock Plan, dated August 30, 2004. Filed as Annex I to the Company’s Schedule 14A (File No. 000-50348) filed August 13, 2004 and incorporated herein by reference.

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

10.27	**
Amended and Restated Preferred Vendor Agreement by and among Connecticut General Life Insurance Company, United States Pharmaceutical Group, L.L.C. and NationsHealth, Inc., dated as of May 26, 2006. Filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 000-50348) filed August 14, 2006 and incorporated herein by reference.

10.28	**
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

10.33
Separation Agreement and General Release dated December 16, 2005, between Robert Gregg and NationsHealth, Inc. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed December 22, 2005 and incorporated herein by reference.

10.37	*
Employment Agreement, dated December 26, 2006, between NationsHealth, Inc. and Joshua Weingard. Filed as Exhibit 10.37 to the Company’s Form 10-K (File No. 000-50348) Filed March 28, 2008, and incorporated herein by reference.

10.38	*
Employment Agreement, dated April 27, 2007, between NationsHealth, Inc. and Rodney Carson. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-50348) filed May 3, 2007 and incorporated herein by reference.

10.39
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

10.42	*
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

10.47	*
Form of Stock Option Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan. Filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

10.48	*
Form of Restricted Stock Unit Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan. Filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

10.49	*
Form of Restricted Stock Agreement under the NationsHealth, Inc. 2005 Long-Term Incentive Plan. Filed as Exhibit 10.6 to the Company’s Form 10-Q (File No. 000-50348) filed November 14, 2005 and incorporated herein by reference.

Exhibit No.		Description
10.50	*
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

10.56
Lease Agreement between United States Pharmaceutical Group, L.L.C., as lessee and Oakland 2600/2700, LLC, as lessor, dated December 4, 2007. Filed as Exhibit 10.56 to the Company’s Form 10-K (File No. 000-50348) filed March 28, 2008 and incorporated herein by reference.

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

10.63
Fifth Amendment to the Third Amended and Restated Credit Agreement, dated as of March 27, 2008, by and among United States Pharmaceutical Group, LLC dba NationsHealth, NationsHealth Holdings, LLC, NationsHealth, Inc. and Diabetes Care and Education, Inc. and CapitalSource Finance, LLC. Filed as Exhibit 10.63 to the Company’s Form 10-K (File No. 000-50348) filed March 28, 2008, and incorporated herein by reference.

10.64	*
Settlement Agreement and General Release made as of May 2, 2008, by and between Robert Gregg and NationsHealth, Inc. Filed as Exhibit 10.64 to the Company’s Form 8-K (File No. 000-50348) filed May 8, 2008, and incorporated herein by reference.

10.65	*
Amended and Restated Employment Agreement made as of May 14, 2008, by and between NationsHealth, Inc. and Tim Fairbanks. Filed as Exhibit 10.65 to the Company’s Form 8-K (File No. 000-50348) filed May 20, 2008, and incorporated herein by reference.

10.66	*
Employment Agreement made as of May 14, 2008, by and between NationsHealth, Inc. and Bryan Happ. Filed as Exhibit 10.66 to the Company’s Form 8-K (File No. 000-50348) filed May 20, 2008, and incorporated herein by reference.

10.67	*
Amended and Restated Employment Agreement made as of May 29, 2008, by and between NationsHealth, Inc. and Lewis Stone. Filed as Exhibit 10.67 to the Company’s Form 8-K (File No. 000-50348) filed May 29, 2008, and incorporated herein by reference.

10.68	*
Settlement Agreement and General Release made as of May 29, 2008, by and between NationsHealth, Inc. and Lewis Stone. Filed as Exhibit 10.68 to the Company’s Form 8-K (File No. 000-50348) filed May 29, 2008, and incorporated herein by reference.

10.69	**
Second Amended and Restated Preferred Vendor Agreement by and among Connecticut General Life Insurance Company, United States Pharmaceutical Group, L.L.C. and NationsHealth, Inc., dated as of May 1, 2008. Filed as Exhibit 10.69 to the Company’s Form 10-Q (File No. 000-50348) filed August 14, 2008, and incorporated herein by reference.

10.70
Sixth Amendment to Third Amended and Restated Revolving Credit, Term Loan and Security Agreement dated May 14, 2008, by and among CapitalSource Finance LLC, United States Pharmaceutical Group, L.L.C., NationsHealth Holdings, L.L.C. and NationsHealth, Inc. Filed as Exhibit 10.70 to the Company’s Form 10-Q (File No. 000-50348) filed August 14, 2008, and incorporated herein by reference.

10.71	*	Amendment to Employment Agreement between NationsHealth, Inc. and Glenn M. Parker, M.D., dated December 23, 2008.+

Exhibit No.		Description
10.72	*	Amendment to Amended and Restated Employment Agreement between NationsHealth, Inc. and Lewis Stone, dated December 23, 2008.+

10.73	*	Amendment to Amended and Restated Employment Agreement between NationsHealth, Inc. and Tim Fairbanks, dated December 23, 2008.+

10.74	*	Amendment to Employment Agreement between NationsHealth, Inc. and Bryan Happ, dated December 23, 2008.+

10.75	*	Amendment to Employment Agreement between NationsHealth, Inc. and Joshua Weingard, dated December 23, 2008.+

10.76	*	Amendment to Employment Agreement between NationsHealth, Inc. and Rodney Carson, dated December 23, 2008.+

10.77	**	Medicare Part B Services and Medical Supplies Provider and Services Agreement by and between Express Scripts, Inc. and USPG dated December 11, 2008.+

10.78	*	Settlement Agreement and General Release between NationsHealth, Inc., United States Pharmaceutical Group, L.L.C. and Susan Hill and Robert Hill, dated April 16, 2009.+

21		Subsidiaries of the Registrant.+

23.1		Consent of Ernst & Young LLP.+

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