Form 10-Q
period 2009-03-31
NationsHealth, Inc.
filed 2009-05-14
CIK 1233426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At May 8, 2009, the registrant had 28,077,872 shares of common stock, $0.0001 par value, issued and outstanding, excluding 1,311,859 treasury shares.

NATIONSHEALTH, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,626	$1,056
Accounts receivable, net of allowances of $8,391 and $7,365, respectively	15,288	16,507
Inventory	2,750	3,236
Prepaid expenses and other current assets	2,404	2,128

Total current assets	22,068	22,927
Property and equipment, net	2,656	3,155
Customer contract intangible, net	5,121	5,487
Acquired customer lists, net	1,819	2,032
Other intangible assets, net	482	567
Goodwill	2,375	2,375
Restricted cash	1,899	1,899
Other assets, net	961	1,051

Total assets	$37,381	$39,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,811	$5,892
Accrued expenses	5,791	7,168
Current portion of long-term debt	3,618	3,591
Line of credit	8,763	8,736

Total current liabilities	23,983	25,387

Long-Term Liabilities:
Convertible notes, related party, net	9,924	9,435
Long-term debt	897	1,809
Other long-term liabilities	1,630	1,588

Total long-term liabilities	12,451	12,832

Stockholders’ Equity:
Common stock	3	3
Additional paid-in capital	75,388	75,243
Accumulated deficit	(74,444)	(73,972)

Total stockholders’ equity	947	1,274

Total liabilities and stockholders’ equity	$37,381	$39,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2009	2008

Revenue:
Net product sales	$15,081	$14,998
Service revenue	7,508	8,493

	22,589	23,491

Cost of product sales	9,423	7,778
Cost of services	2,956	3,160

Gross Profit	10,210	12,553

Operating Expenses:
Patient acquisition and related costs	319	519
Patient service and fulfillment	2,611	3,273
General and administrative	4,339	6,666
Provision for doubtful accounts	1,004	970
Depreciation and amortization	1,007	1,763
Restructuring costs	209	—
Gain on insurance recovery	(206)	—

	9,283	13,191

Income (Loss) from Operations	927	(638)

Other Income (Expense):
Interest expense , related party	(816)	(724)
Other interest expense, net	(583)	(532)

	(1,399)	(1,256)

Net Loss	$(472)	$(1,894)

Loss per share — basic and diluted	$(0.02)	$(0.07)

Weighted average shares outstanding — basic and diluted	28,394	29,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(472)	$(1,894)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Provision for doubtful accounts	1,004	970
Provision for sales allowances and returns	190	374
Depreciation and amortization	1,220	2,015
Amortization of note discount and other non-cash interest charges, net	687	606
Stock-based compensation	144	271
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	13	(3,706)
Inventory	486	(389)
Prepaid expenses and other assets	(291)	(384)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,496)	1,587

Net cash and cash equivalents provided by (used in) operating activities	1,485	(550)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(57)	(165)

Net cash and cash equivalents used in investing activities	(57)	(165)

Cash Flows from Financing Activities:
Net draws on line of credit	27	2,119
Principal payments on long-term debt	(885)	(397)
Payment of promissory note	—	(1,500)
Payment of debt issuance costs	—	(20)

Net cash and cash equivalents (used in ) provided by financing activities	(858)	202

Net Increase (Decrease) in Cash and Cash Equivalents	570	(513)
Cash and Cash Equivalents, Beginning of Period	1,056	1,925

Cash and Cash Equivalents, End of Period	$1,626	$1,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONSHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of NationsHealth, Inc. (the “Company” or “NationsHealth”) and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 that was filed with the SEC on May 1, 2009. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of annual results.
2. MERGER AGREEMENT
On April 30, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ComVest NationsHealth Holdings, LLC, a wholly-owned subsidiary of ComVest Investment Partners III, L.P. (collectively, “ComVest”), pursuant to which ComVest will acquire all of the issued and outstanding common stock of the Company currently held by stockholders, other than certain of the Company’s management and members of the Company’s Board of Directors, in a take-private transaction. Concurrently with the execution of the Merger Agreement, ComVest provided a bridge loan to the Company in the principal amount of $3,000,000 (the “Bridge Loan”), which bears interest at a rate of 10% per annum and matures on October 30, 2009. In the event that the Merger Agreement is terminated, the interest rate on the Bridge Loan shall be increased by 2% per annum at the end of each three-month period from the date of such termination. Upon closing of the transaction, the Bridge Loan will convert into shares of the Company’s convertible preferred stock at $0.12 per share and ComVest will make an additional $5,000,000 investment in the Company in the form of the Company’s convertible preferred stock at $0.12 per share, the proceeds of which will be used to take the Company private, pay fees and expenses associated with the transaction, and for general working capital purposes. In addition, ComVest shall have the right to make an additional $2,000,000 investment in the Company’s convertible preferred stock at $0.12 per share for a period of one year following the closing date.

In connection with the transaction, the Company entered into amendments with its credit facility lender (see Note 5) and the Holders of the Notes (see Note 6), pursuant to which both debt facilities will remain in existence on substantially similar terms and conditions following the closing of the transaction. The amendment to the Notes will eliminate the early redemption that was expected to occur in February 2010, effective upon the closing of the transaction.
Closing of the transaction is subject to stockholder approval and approval of the proxy statement and other filings related to the transaction by the SEC. The Bridge Loan is subject to repayment by the Company prior to closing and maturity in the event of 1) stockholder approval of the transaction not being obtained, 2) withdrawal of the approval of the transaction by the Company’s Board of Directors prior to closing, or 3) the Company entering into a takeover transaction with a party other than ComVest. In the event the transaction is not consummated and the Bridge Loan is not repaid by the Company at maturity, ComVest may in certain circumstances enforce its rights under the Bridge Loan, including the option to convert the Bridge Loan into shares of the Company’s convertible preferred stock at $0.05 per share. However, in no event would the Company be obligated to repay the Bridge Loan prior to April 30, 2010.
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
Revenue for Medicare reimbursement is calculated based on government-determined prices for Medicare-covered items and is recognized at such reimbursement amounts. Amounts billed in excess of the government-determined reimbursement prices are excluded from revenue. Medicare reimbursements are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement amounts for reimbursable products. The remaining balance is billed to other third party payors or directly to patients. Revenue received directly from Medicare, which relates to the Company’s Medical Products segment, represented approximately 31% and 30% of total revenue for the three months ended March 31, 2009 and 2008, respectively.
Revenue related to the Company’s Insurance Services segment is recognized when earned as the services are performed and is presented in the accompanying condensed consolidated statements of operations as service revenue. The direct costs of providing contracted services are shown as cost of services in arriving at gross profit. Revenue from Connecticut General Life Insurance Company (“CIGNA”), which is included in the Company’s Insurance Services segment, represented approximately 31% and 35% of total revenue for the three months ended March 31, 2009 and 2008, respectively.

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
Pursuant to the Second Amendment, and through a transition date currently anticipated to be no earlier than the end of June 2009 (the “Transition Date”), the Company continues to provide CIGNA the same member service activities and selected marketing and enrollment services it has historically provided (the “Pre-Transition Services”) in connection with CIGNA’s Medicare Rx Medicare Part D Prescription Drug Plans. Following the Transition Date, the Company will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service (collectively, the “Post-Transition Services”), but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, compensation related to the Pre-Transition Services was reduced by $400,000 per month for the period November 2008 through March 2009, the impact of which was recognized over the period May 2008 through March 2009. Compensation related to the Pre-Transition Services will be reduced by $500,000 per month subsequent to March 2009 through the Transition Date. Furthermore, after the Transition Date the compensation related to the Post-Transition Services will be significantly reduced to reflect the reduction in overall services that the Company will provide to CIGNA.
In connection with the extension of the term of the agreement, the amortization period of the related CIGNA contract intangible asset was extended through September 30, 2012. The effect of the change in amortization period was a decrease in amortization expense and net loss for the three months ended March 31, 2009 of approximately $600,000, and a decrease in loss per share for the three months ended March 31, 2009 of $0.02.
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
The credit facility is secured by substantially all assets of the Company and requires the maintenance of minimum EBITDA, as defined in the credit agreement, and certain financial ratios, as well as minimum cash collections of accounts receivable and minimum liquidity, each as defined in the credit agreement. Under the terms of the credit agreement, the Company is not permitted to pay dividends to its stockholders. As of March 31, 2009, the rate under the line of credit was 8.25% per annum, the outstanding balance under the line of credit was approximately $8,763,000, and the unused portion available thereunder was approximately $547,000.
As required under the Third Amended and Restated Credit Agreement, on April 11, 2007, $1,500,000 of proceeds from the Term Loan were funded into a restricted deposit account to serve as collateral for the facility. The remainder of the Term Loan was restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets. An additional $5,289,000 was drawn on the Term Loan for such purposes. Pursuant to the Third Amended and Restated Credit Agreement, payment of the principal balance outstanding under the Term Loan is to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008. The February 1, 2008 amendment to the Third Amended and Restated Credit Agreement deferred the due dates of installment payments under the Term Loan through June 30, 2008. As of March 31, 2009, the rate under the Term Loan was 9.75% per annum and the total balance outstanding under the Term Loan was approximately $3,278,000.
In connection with the Third Amended and Restated Credit Agreement, the Company entered into a Second Amended and Restated Equity Participation Fee Agreement with the lender. Pursuant to this agreement, the Company agreed to pay a fixed equity participation fee of $1,375,000 at the maturity date or on earlier termination of the credit facility. In connection with the February 1, 2008 amendment to the Third Amended and Restated Credit Agreement, the amount of the equity participation fee was revised to $1,575,000. As of March 31, 2009, the Company had accrued approximately $1,171,000 related to the equity participation fee as additional interest expense.
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
On April 30, 2009, the Company entered into a Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement with its credit facility lender (the “Fourth Amended and Restated Credit Agreement”). The Fourth Amended and Restated Credit Agreement retained the existing $10,000,000 revolving line of credit and the Term Loan, as well as the existing maturity date of the overall credit facility of April 30, 2011. The terms of the Fourth Amended and Restated Credit Agreement are similar to those contained in the Third Amended and Restated Revolving Credit Agreement, except that, among other things, the financial covenants set forth in the Fourth Amended and Restated Credit Agreement have been modified to provide a certain set of financial covenants prior to the closing of the ComVest merger and a certain set of financial covenants after the closing of the ComVest merger. In connection with the Fourth Amended and Restated Credit Agreement, the annual interest rate on the Term Loan was increased to the higher of prime plus 6% or 11.25%, effective as of the amendment date. In addition, in connection with the amendment the $1,575,000 equity participation fee will be payable in 18 equal monthly installments of $87,500, commencing on the earlier of the closing of the ComVest merger or June 30, 2009.

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
The Notes, which mature on February 28, 2012, have a stated fixed interest rate of 7.75%, payable monthly. The Notes are secured by substantially all the Company’s assets, but are subordinated to the credit facility (see Note 5). The Notes may be subordinated to future indebtedness not to exceed $20,000,000 in the aggregate, or, if the Company achieves certain performance criteria, $25,000,000. The Holders may convert the Notes into shares of the Company’s common stock at a conversion price of $6.56 per share, subject to certain anti-dilution provisions. In addition, the Notes will accelerate to maturity upon the occurrence of a default on the Notes by the Company. Through March 31, 2009, no events have occurred that would trigger adjustments for anti-dilution.
The Notes may be redeemed at the option of the Company under certain circumstances, and upon a change of control transaction. If Notes are redeemed at the option of the Company, other than upon a change of control transaction, the Holders may elect to receive either (i) the principal and unpaid interest (the “Par Redemption Price”) plus warrants with the exercise price and for the number of shares for which the Notes would have been convertible into immediately prior to such redemption, or (ii) 110% of the principal amount of the Notes plus any accrued and unpaid interest thereon (the “Premium Redemption Price”). If a Note is redeemed pursuant to a change of control transaction, the Company may redeem the Notes at the Premium Redemption Price. Through March 31, 2009, no events have occurred that would trigger any of these rights.
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
In connection with the ComVest Merger Agreement (see Note 2), the Company entered into an amended note agreement with the Holders, pursuant to which the debt facility will remain in existence on substantially similar terms and conditions following the closing of the transaction. The amended note agreement will eliminate the early redemption that was expected to occur in February 2010, effective upon the closing of the transaction.
7. RESTRUCTURING COSTS
Commencing in May 2008 and through the first quarter of 2009, the Company undertook a corporate restructuring, including changes in its executive management and the elimination of approximately 120 positions company-wide. As a result of the restructuring, charges totaling approximately $209,000 were recognized in the three months ended March 31, 2009, primarily for severance costs. Through March 31, 2009 the Company paid cash of approximately $2,065,000 for restructuring costs and at March 31, 2009, approximately $130,000 of remaining severance obligations is included in accrued expenses.

8. COMMITMENTS AND CONTINGENCIES
On September 4, 2007, the Company acquired all of the issued and outstanding capital stock of Diabetes Care and Education, Inc. (“DC&E”), a provider of insulin pumps, pump supplies and blood glucose monitoring equipment and supplies. The Company paid cash at closing of $2,500,000 and issued 473,933 unregistered shares of its common stock with a fair value of approximately $479,000, based upon the closing price on the date of the acquisition. If revenue associated with DC&E’s operations exceeds certain targets in 2008, 2009 and 2010, the Company was obligated to pay additional cash consideration totaling $2,500,000, $1,000,000 and $1,000,000, respectively. As of March 31, 2009, the Company had accrued a liability for $1,300,000 of additional consideration based upon DC&E’s results for 2008. The accrual for the additional consideration was recorded as additional goodwill from the DC&E acquisition, and any further additional consideration for the acquisition will also be recorded to goodwill.
On April 16, 2009, the Company entered into a Settlement Agreement and General Release with the seller of DC&E, pursuant to which the total additional cash consideration related to the DC&E acquisition, including the amount earned and accrued for 2008, was fixed at $1,750,000, payable $300,000 on June 30, 2009, $300,000 on December 31, 2009, $300,000 on June 30, 2010, $400,000 on December 31, 2010 and $450,000 on June 30, 2011. Pursuant to the settlement agreement, the seller returned the shares of common stock originally issued in connection with the acquisition back to the Company.
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
Pursuant to the terms of the Stone Amended Agreement and the Stone Settlement Agreement, (i) Mr. Stone resigned his position as the Company’s President and Chief Information Officer effective May 29, 2008, and (ii) effective May 29, 2008, Mr. Stone began serving as Executive Vice President of Corporate Development. In accordance with the Original Stone Agreement, the Company made payments totaling $1,000,000 (the “Stone Severance Benefits”) to Mr. Stone in 20 equal semi-monthly installments through March 15, 2009. Mr. Stone continues to serve on the Company’s Board of Directors and on December 15, 2008, assumed the position of Chief Information Officer.
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

The Company has an employment agreement with its Chief Executive Officer, Glenn M. Parker, M.D. In addition to salary, bonuses and benefits, this agreement also provides for termination benefits if the agreement is terminated by the Company for reasons other than cause or by Dr. Parker for good reason or disability, each as defined in the agreement. In these cases, Dr. Parker is entitled to:
•	An amount equal to the then current annual base salary for twenty-four months;

•	In the event of Dr. Parker’s disability, medical insurance during the period he or his spouse are eligible to receive benefits under COBRA;

•	Immediate vesting of all stock options or restricted stock previously granted to Dr. Parker;

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
Revenues and segment profit for the Company’s reportable segments for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue:
Medical Products	$15,081	$14,998
Insurance Services	7,508	8,493

Consolidated revenue	$22,589	$23,491

Segment profit:
Medical Products	$68	$101
Insurance Services	3,566	3,614
Unallocated corporate expenses	(2,707)	(4,353)

Consolidated income (loss) from operations	$927	$(638)

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
The following factors, among others, create risks and uncertainties that could affect our future performance:
•	Termination of the recently executed Merger Agreement with ComVest, in certain circumstances, could result in significant cash obligations to the Company

•	Restrictions imposed on us under our debt agreements may adversely affect our ability to operate our business

•	The heavy dependence of our Insurance Services segment on revenue derived under our agreement with CIGNA

•	Competitive bidding for durable medical equipment (DME) and supplies

•	Reduction in reimbursement rates by Medicare for DME and supplies

•	Increases in the costs of medical products dispensed

•	Our history of operating losses and the possibility that we will incur significant additional operating losses

•	Our ability to raise the capital that we will need to sustain our operations

•	Our ability to attract new patients and retain existing patients

•	Identification of, and competition for, growth and expansion opportunities

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
As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. Other than as updated in Part II, Item 1A herein, these risks and uncertainties are discussed in more detail in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
As of March 31, 2009, we were engaged in two reportable business segments: Medical Products and Insurance Services. Additional information regarding our business segments can be found in Note 9 of our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Merger Agreement
On April 30, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ComVest NationsHealth Holdings, LLC, a wholly-owned subsidiary of ComVest Investment Partners III, L.P. (collectively, “ComVest”), pursuant to which ComVest will acquire all of the issued and outstanding common stock of NationsHealth currently held by stockholders, other than certain of our management and members of our Board of Directors, in a take-private transaction. Concurrently with the execution of the Merger Agreement, ComVest provided us a bridge loan in the principal amount of $3 million (the “Bridge Loan”), which bears interest at a rate of 10% per annum and matures on October 30, 2009. Upon closing of the transaction, the Bridge Loan will convert into shares of NationsHealth convertible preferred stock at $0.12 per share and ComVest will make an additional $5 million investment in the form of NationsHealth convertible preferred stock at $0.12 per share, the proceeds of which will be used to take us private, pay fees and expenses associated with the transaction, and for general working capital purposes. In addition, ComVest shall have the right to make an additional $2 million investment in NationsHealth convertible preferred stock at $0.12 per share for a period of one year following the closing date. Closing of the transaction is subject to stockholder approval and approval of the proxy statement and other filings related to the transaction by the Securities and Exchange Commission.
Medical Products Segment
We distribute medical equipment and supplies and dispense physician-prescribed medications nationally from our licensed pharmacy in the State of Florida. We currently provide home delivery of diabetes related supplies, prescription medications, and other medical products. These products are generally covered under Medicare Part B, Medicare Part D, state Medicaid programs or through managed care organizations. As of March 31, 2009, we had approximately 77,000 patients to whom we have shipped medical products and supplies in the last 15 months and have not cancelled our service.
The Federal Medicare program provides reimbursement to its beneficiaries for a number of products under Medicare’s Part B or Part D coverages. Products covered under Part B include, among other items, supplies used to treat diabetes and ostomy, and Part D covers self-administered prescription drugs. Medicare Part B pays us 80% of the Medicare allowable fees for covered products after the beneficiary has satisfied his or her annual deductible amount, and we bill the remaining balance to either third party payors, such as a patient’s supplemental insurance carrier, or, where permitted, directly to the patient. We accept assignments of Medicare benefits, ship supplies and medications to patients and bill and receive payments from Medicare and certain private insurers on behalf of patients (and bill patients or their supplemental insurers for any co-payment and/or deductible). Revenue received directly from Medicare, which relates to our Medical Products segment, represented approximately 31% and 30% of total revenue for the three months ended March 31, 2009 and 2008, respectively.
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
On May 1, 2008, our agreement with CIGNA was amended and restated again (the “Second Amendment”). The Second Amendment extended the term of the agreement through September 30, 2012 and established automatic renewals for additional one-year periods unless either party provides notice to the other party to terminate not later than July 1, 2012, or any subsequent renewal year. Pursuant to the Second Amendment, and through a transition date currently anticipated to be no earlier than the end of June 2009 (the “Transition Date”), we continue to provide CIGNA the same member service activities and selected marketing and enrollment services we have historically provided (the “Pre-Transition Services”) in connection with CIGNA’s Medicare Rx Medicare Part D Prescription Drug Plans. Following the Transition Date, we will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service (collectively, the “Post-Transition Services”), but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, compensation related to the Pre-Transition Services was reduced by $400,000 per month for the period November 2008 through March 2009, and will be reduced an additional $100,000 per month subsequent to March 2009 through the Transition Date. Furthermore, after the Transition Date the compensation related to the Post-Transition Services will be significantly reduced to reflect the reduction in overall services that we will provide to CIGNA. Revenue from CIGNA represented approximately 31% and 35% of total revenue for the three months ended March 31, 2009 and 2008, respectively.
Critical Accounting Policies
In our Annual Report on Form 10-K for the year ended December 31, 2008, our critical accounting policies and estimates were identified as those relating to revenue recognition and accounts receivable, allowances for doubtful accounts, and patient acquisition and related costs. We reviewed our policies and determined that there have been no significant changes to our critical accounting policies for the quarter ended March 31, 2009.

Results of Operations
The following table contains certain revenue and expense amounts expressed in thousands of dollars and as a percentage of total revenue for the three months ended March 31, 2009 and 2008:

	2009		2008
	$	%	$	%
Revenue:
Net product sales	$15,081	66.8%	$14,998	63.8%
Service revenue	7,508	33.2	8,493	36.2

	22,589	100.0	23,491	100.0

Cost of product sales	9,423	41.7	7,778	33.1
Cost of services	2,956	13.1	3,160	13.5

Gross Profit	10,210	45.2	12,553	53.4

Operating Expenses:
Patient acquisition and related costs	319	1.4	519	2.2
Patient service and fulfillment	2,611	11.6	3,273	13.9
General and administrative	4,339	19.2	6,666	28.4
Provision for doubtful accounts	1,004	4.4	970	4.1
Depreciation and amortization	1,007	4.5	1,763	7.5
Restructuring costs	209	0.9	—	—
Gain on insurance recovery	(206)	(0.9)	—	—

	9,283	41.1	13,191	56.2

Income (Loss) from Operations	927	4.1	(638)	(2.7)

Other expense, net	(1,399)	(6.2)	(1,256)	(5.3)

Net Loss	$(472)	(2.1%)	$(1,894)	(8.1%)

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenue. Total revenue decreased approximately $0.9 million, or 4%, to $22.6 million for the three months ended March 31, 2009, from $23.5 million for the same period in 2008. Service revenue from our Insurance Services segment decreased approximately $1.0 million, or 12%, to $7.5 million for the three months ended March 31, 2009, compared to $8.5 million for the same period in 2008. The decrease in service revenue is primarily a result of fee reductions under our amended agreement with CIGNA. As a result of reduced revenue from CIGNA related to the reduction in compensation from the Post-Transition Services that we will provide to CIGNA, after the Transition Date we expect our service revenue to significantly decline further beginning as early as the third quarter of 2009.

Revenue from our Medical Products segment increased approximately $0.1 million, or 1%, to $15.1 million for the three months ended March 31, 2009, from $15.0 million for the same period in 2008. This increase was primarily due to the expansion of our DC&E subsidiary, as well as higher sales of prescription medications, partially offset by the 9.5% reduction in Medicare reimbursement rates for diabetic testing supplies effective January 1, 2009. We expect revenue from our Medical Products segment to continue to be negatively impacted as a result of the reduction in Medicare reimbursement rates for diabetic testing supplies.
Cost of Product Sales. Cost of product sales, which relates to our Medical Products segment, increased approximately $1.6 million, or 21%, to $9.4 million for the three months ended March 31, 2009, from $7.8 million for the same period in 2008. This increase was primarily due to the expansion of our DC&E subsidiary, as well as higher sales of prescription medications. Gross margins on product sales were 37.5% in the first quarter of 2009, compared to 48.1% in the same period in 2008, primarily as a result of lower margins associated with both sales of prescription medications and the DC&E operations, as well as the 9.5% reduction in Medicare reimbursement rates for diabetic testing supplies effective January 1, 2009.
Cost of Services. Cost of services, which relates to our Insurance Services segment, consists of the direct costs of providing services to Medicare plan providers for their Medicare insurance programs. Cost of services decreased approximately $0.2 million, or 6%, to approximately $3.0 million for the three months ended March 31, 2009, compared to approximately $3.2 million for the same period in 2008, primarily due to efficiencies achieved in servicing Medicare plan enrollees. As a result of the reduced level of services that we will provide to CIGNA after the Transition Date, we expect our cost of services to decline significantly beginning as early as the third quarter of 2009.
Gross Profit. As a percentage of total revenue, overall gross profit margin was 45.2% for the three months ended March 31, 2009, compared to 53.4% for the same period in 2008, due to the factors discussed above. We expect gross profit to further decline beginning as early as the third quarter of 2009 as a result of the reduced revenue from CIGNA related to the reduction in compensation from the Post-Transition Services that we will provide to CIGNA after the Transition Date.
Patient Acquisition and Related Costs. Patient acquisition and related costs decreased approximately $0.2 million, or 39%, to $0.3 million for the three months ended March 31, 2009, from $0.5 million for the same period in 2008. Patient acquisition and related costs include advertising, marketing and creative costs, call center services and sales payroll related to our Medical Products segment. The decrease in patient acquisition and related costs primarily related to decreased sales payroll. As a percentage of net product sales, patient acquisition and related costs were 2.1% for the three months ended March 31, 2009, compared to 3.5% for the same period in 2008.
Patient Service and Fulfillment Expenses. Patient service and fulfillment expenses, which relate to our Medical Products segment, consist primarily of costs to service our existing patients, including patient service personnel, call center and telecommunications costs, fulfillment of patient mailings, and product shipping costs, and are classified as operating expenses as they are not a direct cost of products sold. Patient service and fulfillment decreased approximately $0.7 million, or 20%, to $2.6 million for the three months ended March 31, 2009, from $3.3 million for the same period in 2008, primarily from lower payroll as a result of our restructuring efforts. As a percentage of net product sales, patient service and fulfillment expenses were 17.3% for the three months ended March 31, 2009, compared to 21.8% for the same period in 2008.

General and Administrative Expenses. General and administrative expenses decreased approximately $2.3 million, or 35%, to $4.3 million for the three months ended March 31, 2009, from $6.7 million for the same period in 2008. The decrease in general and administrative expenses was primarily due to lower professional fees and lower corporate payroll as a result of our restructuring efforts. As a percentage of total revenue, general and administrative expenses were 19.2% for the three months ended March 31, 2009, compared to 28.4% for the same period in 2008.
Provision for Doubtful Accounts. The provision for doubtful accounts, which relates to our Medical Products segment, amounted to approximately $1.0 million for each of the three month periods ended March 31, 2009 and March 31, 2008. For the three months ended March 31, 2009, the provision represented 6.7% of net product sales, compared to 6.5% for the same period in 2008.
Depreciation and Amortization. Depreciation and amortization decreased approximately $0.8 million, or 43%, to $1.0 million for the three months ended March 31, 2009, from $1.8 million for the same period in 2008. The decrease in depreciation and amortization was primarily due to decreased amortization of our CIGNA contract intangible as a result of the amendment of our agreement with CIGNA pursuant to which the amortization period was extended an additional 33 months.
Restructuring Costs. In May 2008, we commenced a corporate restructuring, including changes in our executive management and the elimination of approximately 120 positions company-wide. During the quarter ended March 31, 2009 we incurred approximately $0.2 million of additional costs under our corporate restructuring.
Other Expense, net. Other expense, net, which is almost entirely comprised of interest expense, increased approximately $0.1 million, or 11%, to approximately $1.4 million for the three months ended March 31, 2009, from $1.3 million for the same period in 2008. The increase was primarily due to higher outstanding balances under our line of credit.
LIQUIDITY AND CAPITAL RESOURCES
Our discussion and analysis of our liquidity and capital resources may be affected by factors discussed in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on May 1, 2009, in the section entitled “Important Factors That May Affect Future Operations and Results,” and other trends that could adversely affect our sources of cash.
Since our inception, we have used significant amounts of cash in our operations and have incurred net losses of approximately $0.5 million, $4.6 million, and $5.9 million for the three months ended March 31, 2009 and the years ended December 31, 2008 and 2007, respectively. As of March 31, 2009, we had unrestricted cash and cash equivalents of approximately $1.6 million and negative working capital of approximately $1.9 million.
For the three months ended March 31, 2009, operating activities provided approximately $1.5 million of net cash. For the three months ended March 31, 2009, we used approximately $0.1 million of net cash in investing activities related to the acquisition of property and equipment to support the growth of our business and improve operational efficiency. For the three months ended March 31, 2009, we used approximately $0.9 million of net cash in financing activities, primarily related to principal repayments on our term loan during the quarter.
We have a revolving line of credit in the principal amount of up to $10.0 million. The borrowing availability under the revolving line of credit, which matures on April 30, 2011, is limited by a borrowing base formula based upon our eligible receivables and inventory. As of March 31, 2009, the balance outstanding on the line was approximately $8.8 million and the unused portion available under the revolving line of credit was approximately $0.5 million.

On April 11, 2007, our credit agreement was amended and restated to, among other things, add a $7.0 million multi-draw term loan to the credit facility. On April 11, 2007, $1.5 million in proceeds from the term loan were funded into a restricted deposit account to serve as collateral for the facility as required under the amended and restated agreement. The remaining $5.5 million of the term loan was restricted in use to finance the acquisition of certain assets of diabetic supply companies, including customer lists, inventory and other assets. We borrowed approximately $5.3 million under the term loan facility for such acquisitions and the total amount outstanding under the term loan as of March 31, 2009, was approximately $3.3 million. Payment of the principal balance outstanding under the term loan is to be made on a straight-line basis, according to an amortization schedule, in 29 consecutive monthly installments, commencing on January 1, 2008.
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
On April 30, 2009, we entered into a Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement with our credit facility lender. The restated credit agreement retained the existing $10,000,000 revolving line of credit and the term loan, as well as the existing maturity date of the overall credit facility of April 30, 2011. The terms of the restated credit agreement are similar to those contained in the existing revolving credit agreement, except that, among other things, the financial covenants set forth in the restated credit agreement have been modified to provide a certain set of financial covenants prior to the closing of the ComVest merger and a certain set of financial covenants after the closing of the ComVest merger. (See Merger Agreement section below.) In connection with the restated credit agreement, the annual interest rate on the term loan was increased to the higher of prime plus 6% or 11.25%, effective as of the amendment date. In addition, in connection with the amendment the related equity participation fee will be payable to the credit facility lender in 18 equal monthly installments of $87,500, commencing on the earlier of the closing of the ComVest merger or June 30, 2009.
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
Beginning on February 28, 2010, we may be required by the Holders to redeem a portion of the Notes and the Holders shall have a right to require us to purchase from the Holders, at market price, up to $5,000,000 of our common stock to satisfy the Holders income tax liability resulting from the redemption. Furthermore, if the amount received by the Holders is still insufficient to pay the income taxes relating to the redemption, we have agreed to use commercially reasonable efforts to file a registration statement for the Holders of the Notes, failing which the Holders shall have right to require us to purchase from the Holders, at market price, up to an additional $2,500,000 of our common stock. We expect that in February 2010, approximately $4,700,000 of the principal amount of the Notes will be redeemed. In connection with the ComVest Merger Agreement, we entered into an amended note agreement with the Holders, pursuant to which the debt facility will remain in existence on substantially similar terms and conditions following the closing of the transaction. The amended note agreement will eliminate the early redemption that was expected to occur in February 2010, effective upon the closing of the transaction. (See Merger Agreement section below.)

On February 5, 2007, as amended on June 29, 2007 and on August 24, 2007, we entered into a lease agreement for certain telecommunications equipment and computer software. The lease, which provides for monthly payments of approximately $75,000 through July 31, 2010, is being accounted for as a capital lease. As of March 31, 2009, the related capital lease obligation totaled approximately $1.0 million.
On September 4, 2007, we acquired all of the issued and outstanding capital stock of DC&E. At closing, we paid cash of $2.5 million and issued 473,933 unregistered shares of our common stock. If revenue associated with DC&E’s operations exceeds certain targets in 2008, 2009 and 2010, we were obligated to pay additional cash consideration totaling up to $2.5 million, $1.0 million and $1.0 million, respectively. As of March 31, 2009, we have accrued a liability for $1.3 million of additional consideration based upon DC&E’s results for 2008, which was payable in April 2009. On April 16, 2009, we entered into a settlement agreement with the seller, pursuant to which the total additional cash consideration related to the DC&E acquisition, including the amount earned and accrued for 2008, was fixed at $1,750,000, payable $300,000 on June 30, 2009, $300,000 on December 31, 2009, $300,000 on June 30, 2010, $400,000 on December 31, 2010 and $450,000 on June 30, 2011.
On May 1, 2008, we entered into a second amended and restated preferred vendor agreement with CIGNA that extended the term of the agreement through September 30, 2012 and automatically renews for additional one-year periods unless either party provides notice to the other party to terminate not later than July 1, 2012, or any subsequent renewal year. Pursuant to the second amended and restated agreement, and through a transition date currently anticipated to be no earlier than the end of June 2009, we continue to provide CIGNA the same member service activities and selected marketing and enrollment services that we have historically provided in connection with CIGNA’s Medicare Part D Prescription Drug Plans. Following the Transition Date, we will provide more focused member facing services, including telephonic enrollment, member services, grievance management and billing customer service, but will no longer provide services relating to membership reconciliation, mail room monitoring and document processing, financial reconciliation, premium billing and collection and member correspondence fulfillment. In connection with the Second Amendment, compensation related to the services we currently provide to CIGNA was reduced by $400,000 per month for the period November 2008 through March 2009, and will be reduced an additional $100,000 per month subsequent to March 2009 through the Transition Date. Furthermore, after the Transition Date the compensation related to the Post-Transition Services will be significantly reduced to reflect the reduction in overall services that we will provide to CIGNA. Revenue from CIGNA comprised approximately 91% of our service revenue for 2008 and, as a result of reduced revenue from CIGNA related to the reduction in compensation from the Post-Transition Services that we will provide to CIGNA after the Transition Date, we expect the profitability of our Insurance Services segment to decrease by approximately 70% to 80% on a per member-served basis beginning as early as the third quarter of 2009.
As of each month-end from October 31, 2008 through February 28, 2009, we were not in compliance with certain financial covenants under our credit facility and were thus in technical default of the credit agreement at such dates. On April 30, 2009, we obtained a waiver of our non-compliance with the financial covenants for all such periods from our credit facility lender, which eliminated the events of default, and our credit facility was amended to adjust the covenants for the remainder of 2009 to levels that we believe the Company will be able to satisfy. Our failure to comply with the covenants in our credit facility in future periods could result in an event of default. Upon the occurrence of such an event of default, our lender could elect to declare all amounts outstanding under our credit facility immediately due and payable. As of March 31, 2009 the total balance outstanding under our credit facility was approximately $12.0 million. An event of default or acceleration under our credit facility would also cause a cross-default of the Notes, which could result in the acceleration of the Notes.
In the event of an acceleration of the credit facility, our ability to refinance our existing debt obligations would depend upon the current conditions in the credit markets, the availability of credit generally, and other factors, many of which are beyond our control. If we are unable to meet our debt service obligations or obtain future credit on favorable terms, if at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. However, we may be unable to obtain such additional financing or consummate the sale of assets on satisfactory terms, or at all.

Commencing in May 2008 and through the first quarter of 2009, we implemented plans to restructure and streamline our management organization and reduce our workforce in order to increase both our cost effectiveness and profitability. We would, if considered necessary, be able to further reduce operating costs associated with certain discretionary expenditures to mitigate the effects of any temporary cash flow shortages.
Merger Agreement
On April 30, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ComVest NationsHealth Holdings, LLC, a wholly-owned subsidiary of ComVest Investment Partners III, L.P. (collectively, “ComVest”), pursuant to which ComVest will acquire all of the issued and outstanding common stock of NationsHealth currently held by stockholders, other than certain of our management and members of our Board of Directors, in a take-private transaction. Concurrently with the execution of the Merger Agreement, ComVest provided us a bridge loan in the principal amount of $3 million (the “Bridge Loan”), which bears interest at a rate of 10% per annum and matures on October 30, 2009. In the event that the Merger Agreement is terminated, the interest rate on the Bridge Loan shall be increased by 2% per annum at the end of each three-month period from the date of such termination. Upon closing of the transaction, the Bridge Loan will convert into shares of NationsHealth convertible preferred stock at $0.12 per share and ComVest will make an additional $5 million investment in the form of NationsHealth convertible preferred stock at $0.12 per share, the proceeds of which will be used to take us private, pay fees and expenses associated with the transaction, and for general working capital purposes. In addition, ComVest shall have the right to make an additional $2 million investment in NationsHealth convertible preferred stock at $0.12 per share for a period of one year following the closing date.
Closing of the transaction is subject to stockholder approval and approval of the proxy statement and other filings related to the transaction by the Securities and Exchange Commission. The Bridge Loan is subject to repayment by us prior to closing and maturity in the event of 1) stockholder approval of the transaction not being obtained, 2) withdrawal of the approval of the transaction by our Board of Directors prior to closing, or 3) us entering into a takeover transaction with a party other than ComVest. In the event the transaction is not consummated and the Bridge Loan is not repaid by us at maturity, ComVest may in certain circumstances enforce its rights under the Bridge Loan, including the option to convert the Bridge Loan into shares of NationsHealth convertible preferred stock at $0.05 per share. However, in no event will we be obligated to repay the Bridge Loan prior to April 30, 2010.
Off-Balance-Sheet Arrangements
As of March 31, 2009, we did not have any significant off-balance-sheet arrangements.
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with no early adoption permitted. The adoption of SFAS No. 160 had no impact on our operating results, cash flows or financial position.
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
In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The FSP is to be applied retrospectively. The adoption of FSP APB 14-1 had no impact on our operating results, cash flows or financial position.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (i) was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Termination of the recently executed Merger Agreement with ComVest, in certain circumstances, could result in significant cash obligations to the Company
The Merger Agreement may be terminated by ComVest under various circumstances or events, some of which may have an adverse effect on our business, operations and/or financial condition. In the event we enter into a definitive agreement contemplated by a takeover proposal from an alternative purchaser and we terminate the Merger Agreement, a termination fee in the amount of $1.0 million (comprised of a $0.7 million break-up fee and a $0.3 million expense reimbursement) and the outstanding obligations under the Bridge Loan shall be paid to ComVest as a condition to and concurrently with such termination. Under other circumstances, in the event ComVest terminates the Merger Agreement due to our willful breach, the Bridge Loan shall be due within 30 days of such termination and we will be obligated to pay ComVest $3.0 million (inclusive of the $1.0 million termination fee). Under each of these circumstances, in the event the Bridge Loan is not paid when due, ComVest may convert the outstanding principal amount thereunder into shares of our preferred stock, which would cause substantial dilution to our stockholders. In each such case, the termination of the Merger Agreement could have a material adverse effect on our business, operations and/or financial condition.
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

NATIONSHEALTH, INC.
Date: May 14, 2009	By:	/s/ Glenn M. Parker
		Name:	Glenn M. Parker
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2009	By:	/s/ Bryan Happ
		Name:	Bryan Happ
		Title:	Chief Financial Officer (Principal Financial Officer)

NATIONSHEALTH, INC.
EXHIBIT INDEX

Exhibit
No.	Description

10.81
First Amendment to Second Amended and Restated Preferred Vendor Agreement by and among Connecticut General Life Insurance Company, United States Pharmaceutical Group, L.L.C. and NationsHealth, Inc., dated February 25, 2009*.

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